Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD VII
filed 1995-05-15
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995             Commission File No. 0-9555




                       JMB INCOME PROPERTIES, LTD. - VII
            (Exact name of registrant as specified in its charter)




                Illinois                           36-2999384
      (State of organization)             (IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL                  60611
(Address of principal executive office)             (Zip Code)




Registrant's telephone number, including area code 312/915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .     12



PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     14

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     15



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                                         MARCH 31, 1995 AND DECEMBER 31, 1994

                                                      (UNAUDITED)


                                                        ASSETS
                                                        ------
                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1995             1994
                                                                                    ------------      -----------
Current assets:
    Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . .      $  5,560,358        3,483,861
    Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . .           222,846        1,956,495
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . .         1,027,538        1,011,048
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,575           18,412
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           653,050          798,114
                                                                                    ------------      -----------
            Total current assets . . . . . . . . . . . . . . . . . . . . . . .         7,478,367        7,267,930
                                                                                    ------------      -----------

Investment properties, at cost (note 2):
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,394,540        1,394,540
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . .        59,105,306       59,101,445
                                                                                    ------------      -----------
                                                                                      60,499,846       60,495,985
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .        36,411,613       35,834,904
                                                                                    ------------      -----------
            Total investment properties,
              net of accumulated depreciation. . . . . . . . . . . . . . . . .        24,088,233       24,661,081

Deferred expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,025,257        1,005,658
2Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,069,930        2,056,774
Venture partners' deficit in venture . . . . . . . . . . . . . . . . . . . . .         2,263,566        2,219,108
                                                                                    ------------      -----------

                                                                                    $ 36,925,353       37,210,551
                                                                                    ============      ===========
                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1995             1994
                                                                                    ------------      -----------
Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .      $ 12,611,433       12,603,179
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           942,442        1,031,081
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           283,303          284,080
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . .         2,275,346        2,175,872
                                                                                    ------------      -----------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . .        16,112,524       16,094,212

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           109,559           92,429
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . .        20,985,788       21,059,132
                                                                                    ------------      -----------
Commitments and contingencies (notes 2, 3 and 4)

            Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        37,207,871       37,245,773
                                                                                    ------------      -----------
Venture partners' subordinated equity in venture . . . . . . . . . . . . . . .         1,910,403        1,961,141
Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . .             1,000            1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . .         1,078,724        1,081,208
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .        (7,937,926)      (7,924,480)
                                                                                    ------------      -----------
                                                                                      (6,858,202)      (6,842,272)
                                                                                    ------------      -----------
    Limited partners (60,505 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . .        54,676,276       54,676,276
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . .        49,608,272       49,667,890
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .       (99,619,267)     (99,498,257)
                                                                                    ------------      -----------
                                                                                       4,665,281        4,845,909
                                                                                    ------------      -----------
            Total partners' capital accounts (deficits). . . . . . . . . . . .        (2,192,921)      (1,996,363)
                                                                                    ------------      -----------
                                                                                    $ 36,925,353       37,210,551
                                                                                    ============      ===========

                             See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                      (UNAUDITED)

                                                                                          1995             1994
                                                                                      ------------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,808,084       2,734,803
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90,671          52,182
                                                                                      ------------     -----------
                                                                                         2,898,755       2,786,985
                                                                                      ------------     -----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . .         943,011         950,464
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         576,709         575,190
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,373,971       1,435,482
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,219          43,766
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .          41,753          44,837
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,915          28,086
                                                                                      ------------     -----------
                                                                                         2,999,578       3,077,825
                                                                                      ------------     -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (100,823)       (290,840)

Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .          38,721          82,328
                                                                                      ------------     -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (62,102)       (208,512)
                                                                                      ============     ===========
          Net loss per limited partnership interest. . . . . . . . . . . . . . . .    $       (.99)          (3.31)
                                                                                      ============     ===========
          Cash distributions per limited partnership interest. . . . . . . . . . .    $       2.00            2.00
                                                                                      ============     ===========




                             See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                      (UNAUDITED)

                                                                                          1995             1994
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (62,102)       (208,512)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         576,709         575,190
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .          41,753          44,837
    Amortization of discounts on long-term debt. . . . . . . . . . . . . . . . . .          52,910          50,175
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . .         (38,721)        (82,328)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . .         (29,646)        202,604
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,837          (5,995)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         145,064         231,735
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (88,639)       (170,111)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (777)           (711)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          99,474        (475,156)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,130         (12,276)
                                                                                      ------------     -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .         716,992         149,452
                                                                                      ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . .       1,733,649         (99,965)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . .          (3,861)       (168,112)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         (61,352)        (39,188)
                                                                                      ------------     -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . .       1,668,436        (307,265)
                                                                                      ------------     -----------
                                             JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                          1995             1994
                                                                                      ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . .        (118,000)       (107,937)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . .         (56,475)       (192,759)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .        (121,010)       (121,010)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .         (13,446)        (13,446)
                                                                                      ------------     -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . .        (308,931)       (435,152)
                                                                                      ------------     -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . .       2,076,497        (592,965)

          Cash and cash equivalents, beginning of period . . . . . . . . . . . . .       3,483,861       1,386,270
                                                                                      ------------     -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .    $  5,560,358         793,305
                                                                                      ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . .    $    890,878         901,000
                                                                                      ============     ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . .    $      --              --
                                                                                      ============     ===========





                             See accompanying notes to consolidated financial statements.

                       JMB INCOME PROPERTIES, LTD. - VII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994


     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, One Woodfield Lake
("Woodfield"), Westdale Associates ("Westdale") and Properties Partners. The effect of all transactions between the Partnership and the ventures has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the three months ended March 31, 1995 and 1994 is summarized as follows:

                                  1995                       1994
                       -----------------------   -------------------------
                      GAAP BASIS     TAX BASIS   GAAP BASIS     TAX BASIS
                      ----------     ---------   ----------     ---------
Net loss . . . . . .    $(62,102)      (36,488)    (208,512)     (157,012)
Net loss
 per limited
 partnership
 interest. . . . . .    $   (.99)         (.58)       (3.31)        (2.49)
                        ========       =======     ========      ========

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (60,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax reporting purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,483,745 and $2,644,833 at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

                       JMB INCOME PROPERTIES, LTD. - VII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is currently a party to two operating joint venture agreements which acquired one office building and one regional shopping center. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  One Woodfield Lake

     The Partnership owns an 80% general partnership interest in an existing joint venture whose sole investment is an office building in Schaumburg, Illinois. The venture agreement, as amended, provides that the Partnership has a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts is to be distributed to the venture partners; any remaining net cash receipts are to be distributed 80% to the Partnership and 20% to the venture partners. As of March 31, 1995 cumulative preference payments to the Partnership are in arrears in the amount of $4,723,000.

     Operating deficits are scheduled to be funded 80% by the Partnership and 20% by the joint venture partner. The Partnership and the joint venture partner have executed an amendment to the venture agreement which specifies that each partner make contributions to the venture in their respective partnership interests to fund the venture's operating deficits and provides for the repayment of such contributions (as defined) prior to the distributions of the cumulative annual preferences of net cash receipts. In 1994, the joint venture made distributions of $450,000 which were allocated 80% to the Partnership and 20% to the joint venture partner as repayment of prior period contributions as defined by the amended joint venture agreement as discussed above. For the three months ended March 31, 1995, the Partnership has received $120,000 in operating distributions from the venture per the amended joint venture agreement. Operating profits and losses are allocated 80% to the Partnership and 20% to the joint venture partner.

     The joint venture is presently engaged in discussion with the mortgage lender regarding a possible extension of the June 1, 1995 maturity date of the mortgage loan from the lender. However, there can be no assurance that an extension of the mortgage loan will be obtained. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates.
The joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such

                       JMB INCOME PROPERTIES, LTD. - VII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


amounts may be unlikely. As a result, the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any net realizable proceeds.

     An affiliate of the developer manages the property pursuant to a long-term agreement which provides for a management fee of approximately $65,000 for 1995, subject to annual increases based upon a formula relating to the Consumer Price Index.

     (c)  Westdale

     During September 1980, the Partnership acquired, through a joint venture partnership with the seller, an interest in Westdale Mall shopping center. The venture agreement provides that the first $1,267,500 of annual net cash receipts shall be distributed 64.7% to the Partnership and 35.3% to the venture partner; all remaining annual net cash receipts are to be distributed 45.5% to the Partnership, 24.8% to the venture partner and 29.7% to the ground lessor as additional rent. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture, after payment to the ground lessor of the amounts entitled under the lease. As required by the venture agreement, any deficit from operations is to be funded 45.5% by the Partnership and 54.5% by the venture partner.

     Venture operating profits and losses are allocated 64.7% to the Partnership and 35.3% to the venture partner.

     Effective August 1, 1994, the venture partner transferred its interest in Westdale Mall to another company affiliated with the venture partners' parent company. The property is managed by the new venture partner pursuant to an assignment of the previous agreement which provides for a management fee equal to a portion of the tenants' contributions toward operating costs plus the lesser of $120,000 per year or 3% of the minimum rent received from tenants.

(3)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties are to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

                       JMB INCOME PROPERTIES, LTD. - VII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flow" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% General Partner distribution discussed above is further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners have received an amount equal to 110% of their initial capital investment with the August 1993 cash distribution. Therefore, approximately $4,500,000 of sale proceeds have been distributed to the General Partners pursuant to the distribution levels described above.


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                  Unpaid at
                                                                  March 31,
                                        1995         1994           1995
                                       ------       ------      -------------

Reimbursement (at cost) for
  out-of-pocket expenses . . . .       $2,524        2,813            --
                                       ======       ======          =======


(5)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,560,000 and short-term investments of approximately $223,000. Such funds are available for distributions to partners and for working capital requirements including costs to be incurred for capital additions and tenant improvements at Westdale Mall and the Partnership's portion of tenant improvement costs which may be incurred at One Woodfield Lake. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $1,101,000 for tenant improvements and other capital expenditures primarily at Westdale Mall (approximately $4,000 has been incurred at March 31,
1995). The Partnership's share of such items in 1995 is currently budgeted to be approximately $554,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents and short-term investments noted above) for such items and for both short-term and long-term future liquidity and distribu-tions are expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider The One Woodfield Lake investment property to be a significant source of short or long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     One of the Partnership's investment properties, the One Woodfield Lake building, currently operates in a market which is characterized by lower than normal occupancies and reduced net effective rent levels. Such competitive conditions have resulted in operating deficits during recent periods though the property is now generating a nominal cash flow for the Partnership. The joint venture is presently engaged in discussions with the mortgage lender regarding a possible extension of the June 1, 1995 maturity date of the mortgage loan. However, there can be no assurance that an extension of the mortgage loan will be obtained. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. Should the property not produce sufficient cash flow to service its indebtedness and if the joint venture is unable to secure an additional modification to the mortgage loan, the joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any distributable proceeds.

     Although the area surrounding the Westdale Mall in Cedar Rapids, Iowa has shown some signs of commercial and residential growth, the mall continues to operate in a very competitive retail environment. Currently, as leases at Westdale Mall expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The joint venture is also evaluating the competitive positioning of this property in its market. The joint venture intends to provide the resources necessary for the manager of the mall to continue to attract new tenants.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994 and the majority of the Partnership's investments in U.S. Government obligations classified as cash equivalents at March 31, 1995. Reference is made to Note 1.

     The decrease in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payments for property operating expenses at the Westdale investment property.

     The increase in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of real estate taxes at the Westdale investment property.

     The increase in rental income for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the increase in occupancy in 1995 at the Westdale Mall investment property.

     The increase in interest income for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the higher yields received in 1995 related to investments in interest-bearing U.S. Government obligations held by the Partnership.

     The decrease in property operating expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the decrease in repair and maintenance expenses at the Partnership's investment properties.

     The decrease in venture partners' share of ventures' operations for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the increase in rental income resulting from the increase in occupancy along with the decrease in property operating expenses at the Westdale investment property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                        1994                                   1995
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1.  One Woodfield Lake
      Schaumburg, Illinois . . .        90%         93%         93%        87%      88%

2.  Westdale Mall
      Cedar Rapids, Iowa . . . .        88%         90%         89%        92%      93%


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             4-A.   Mortgage loan agreement relating to the purchase by the
Partnership of an interest in the One Woodfield Lake Office Building in
Schaumburg, Illinois is hereby incorporated by reference to the
Partnership's report on Form 8-K (File No. 0-9555) dated June 17, 1980.

             4-B.   Mortgage loan agreement relating to the purchase by the
Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa is hereby incorporated by reference to the Partnership's report on Form 8-K (File No.
0-9555) dated October 3, 1980.

             10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the One
Woodfield Lake Office Building in Schaumburg, Illinois are hereby incorporated by reference to the Partnership's report on Form 8-K (File No.
0-9555) dated June 17, 1980.

             10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-9555) dated October 3, 1980.

             10-C. Sale documents and exhibits thereto relating to the Partnership's sale of the Clackamas Town Center in Clackamas County, Oregon are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-9555) dated February 13, 1992.

             27.    Financial Data Schedule

       --------------------

       (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  JMB INCOME PROPERTIES, LTD. - VII

                  BY:   JMB Realty Corporation
                        (Managing General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 11, 1995



