Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD VII
filed 1995-08-11
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995     Commission File No. 0-9555




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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    13



PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    16



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - VII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                   JUNE 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
    Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .    $  3,087,252      3,483,861
    Short-term investments (note 1). . . . . . . . . . . . . . . . .       2,903,991      1,956,495
    Interest, rents and other receivables. . . . . . . . . . . . . .       1,047,677      1,011,048
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          14,105         18,412
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .         733,752        798,114
                                                                        ------------    -----------
            Total current assets . . . . . . . . . . . . . . . . . .       7,786,777      7,267,930
                                                                        ------------    -----------

Investment properties, at cost (note 2):
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,394,540      1,394,540
    Buildings and improvements . . . . . . . . . . . . . . . . . . .      59,131,831     59,101,445
                                                                        ------------    -----------
                                                                          60,526,371     60,495,985
    Less accumulated depreciation. . . . . . . . . . . . . . . . . .      36,988,263     35,834,904
                                                                        ------------    -----------
            Total investment properties,
              net of accumulated depreciation. . . . . . . . . . . .      23,538,108     24,661,081

Deferred expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       1,035,598      1,005,658
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .       2,013,417      2,056,774
Venture partners' deficit in venture . . . . . . . . . . . . . . . .       2,315,127      2,219,108
                                                                        ------------    -----------

                                                                        $ 36,689,027     37,210,551
                                                                        ============    ===========

                                    JMB INCOME PROPERTIES, LTD. - VII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . . . . .    $ 12,622,701     12,603,179
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       1,158,115      1,031,081
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .         283,040        284,080
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .       2,214,850      2,175,872
                                                                        ------------    -----------
            Total current liabilities. . . . . . . . . . . . . . . .      16,278,706     16,094,212

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         134,046         92,429
Long-term debt, less current portion . . . . . . . . . . . . . . . .      20,907,460     21,059,132
                                                                        ------------    -----------
Commitments and contingencies (notes 2, 3 and 4)

            Total liabilities. . . . . . . . . . . . . . . . . . . .      37,320,212     37,245,773
                                                                        ------------    -----------
Venture partners' subordinated equity in venture . . . . . . . . . .       1,820,939      1,961,141
Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . .           1,000          1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . .       1,073,734      1,081,208
      Cumulative cash distributions. . . . . . . . . . . . . . . . .      (7,951,371)    (7,924,480)
                                                                        ------------    -----------
                                                                          (6,876,637)    (6,842,272)
                                                                        ------------    -----------
    Limited partners (60,505 interests):
      Capital contributions, net of offering costs . . . . . . . . .      54,676,276     54,676,276
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . .      49,488,514     49,667,890
      Cumulative cash distributions. . . . . . . . . . . . . . . . .     (99,740,277)   (99,498,257)
                                                                        ------------    -----------
                                                                           4,424,513      4,845,909
                                                                        ------------    -----------
            Total partners' capital accounts (deficits). . . . . . .      (2,452,124)    (1,996,363)
                                                                        ------------    -----------
                                                                        $ 36,689,027     37,210,551
                                                                        ============    ===========

                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)
                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . . .   $ 2,797,635    2,677,724     5,605,719    5,412,527
  Interest income. . . . . . . . . . . . . . .        83,578       48,260       174,249      100,442
                                                 -----------   ----------   -----------   ----------
                                                   2,881,213    2,725,984     5,779,968    5,512,969
                                                 -----------   ----------   -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . .       941,673      948,699     1,884,684    1,899,163
  Depreciation . . . . . . . . . . . . . . . .       576,650      575,190     1,153,359    1,150,380
  Property operating expenses. . . . . . . . .     1,432,004    1,391,339     2,805,975    2,826,821
  Professional services. . . . . . . . . . . .        16,135       13,048        56,354       56,814
  Amortization of deferred expenses. . . . . .        58,172       44,837        99,925       89,674
  General and administrative . . . . . . . . .        26,752       25,479        50,667       53,565
                                                 -----------   ----------   -----------   ----------
                                                   3,051,386    2,998,592     6,050,964    6,076,417
                                                 -----------   ----------   -----------   ----------

          Operating loss . . . . . . . . . . .       170,173      272,608       270,996      563,448
Venture partners' share of
  ventures' operations . . . . . . . . . . . .       (45,425)     (79,901)      (84,146)    (162,229)
                                                 -----------   ----------   -----------   ----------
          Net loss . . . . . . . . . . . . . .   $   124,748      192,707       186,850      401,219
                                                 ===========   ==========   ===========   ==========
          Net loss per limited
            partnership interest . . . . . . .   $      1.98         3.06          2.96         6.37
                                                 ===========   ==========   ===========   ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . .   $      2.00         2.00          4.00         4.00
                                                 ===========   ==========   ===========   ==========

                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (186,850)     (401,219)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,153,359     1,150,380
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .        99,925        89,674
    Amortization of discounts on long-term debt. . . . . . . . . . . . .       106,507       101,033
    Venture partners' share of ventures' operations. . . . . . . . . . .       (84,146)     (162,229)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .         6,728       156,586
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         4,307        (9,219)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .        64,362       (16,553)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       127,034      (154,505)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,040)       (1,438)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . .        38,978        97,132
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .        41,617       (34,899)
                                                                          ------------   -----------
          Net cash provided by operating activities. . . . . . . . . . .     1,370,781       814,743
                                                                          ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . .      (947,496)      775,358
  Additions to investment properties . . . . . . . . . . . . . . . . . .       (30,386)     (250,976)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .      (129,865)     (187,678)
                                                                          ------------   -----------
          Net cash provided by (used in) investing activities. . . . . .    (1,107,747)      336,704
                                                                          ------------   -----------

                                      JMB INCOME PROPERTIES, LTD. - VII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .      (238,657)     (218,305)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . .      (152,075)     (259,829)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .      (242,020)     (242,020)
  Distributions to general partners. . . . . . . . . . . . . . . . . . .       (26,891)      (26,891)
                                                                          ------------   -----------
          Net cash used in financing activities. . . . . . . . . . . . .      (659,643)     (747,045)
                                                                          ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . . . .      (396,609)      404,402

          Cash and cash equivalents, beginning of year . . . . . . . . .     3,483,861     1,386,270
                                                                          ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . . . .  $  3,087,252     1,790,672
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  1,779,217     1,799,303
                                                                          ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
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

                       JUNE 30, 1995 AND 1994


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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the six months ended June 30, 1995 and 1994 is summarized as follows:

                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------
Net loss . . . . .   $186,850     36,487     401,219     269,317
Net loss
 per limited
 partnership
 interest. . . . .   $   2.96        .53        6.37        4.28
                     ========    =======    ========    ========

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (60,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax reporting purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,726,407 and $2,644,833 at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1995 is currently a party to two operating joint venture agreements which acquired one office building and one regional shopping center. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (b)  One Woodfield Lake

     The Partnership owns an 80% general partnership interest in an existing joint venture whose sole investment is an office building in Schaumburg, Illinois. The venture agreement, as amended, provides that the Partnership has a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts is to be distributed to the venture partners; any remaining net cash receipts are to be distributed 80% to the Partnership and 20% to the venture partners. As of June 30, 1995 cumulative preference payments to the Partnership are in arrears in the amount of $4,859,500.

     Operating deficits are scheduled to be funded 80% by the Partnership and 20% by the joint venture partner. The Partnership and the joint venture partner have executed an amendment to the venture agreement which specifies that each partner make contributions to the venture in their respective partnership interests to fund the venture's operating deficits and provides for the repayment of such contributions (as defined) prior to the distributions of the cumulative annual preferences of net cash receipts. In 1994, the joint venture made distributions of $450,000 which were allocated 80% to the Partnership and 20% to the joint venture partner as repayment of prior period contributions as defined by the amended joint venture agreement as discussed above. For 1995, the Partnership has received $380,000 in operating distributions from the venture per the amended joint venture agreement as of the date of this report. Operating profits and losses are allocated 80% to the Partnership and 20% to the joint venture partner.

     The long-term mortgage loan secured by the property matured on June 1, 1995. The joint venture reached an agreement in principal with the mortgage lender to extend the maturity date until September 1, 1995. The lender has continued to accept mortgage loan payments by the venture on the same terms and conditions that existed prior to maturity. The joint venture continues to have discussions regarding a further extension of the mortgage loan. However, there can be no assurance that a further extension of the mortgage loan will be obtained. As the leases of existing tenants

                  JMB INCOME PROPERTIES, LTD. - VII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. The joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any net realizable proceeds.

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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        June 30,
                                   1995       1994        1995
                                  ------      -----   -------------

Reimbursement (at cost) for
  out-of-pocket expenses . .      $2,953      5,772          --
                                  ======      =====       =======

     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third-party or parties to perform certain administrative services beginning in late 1995. Use of a third-party is not expected to have a material effect on the operations of the Partnership.
                  JMB INCOME PROPERTIES, LTD. - VII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(5)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,087,000 and short-term investments of approximately $2,904,000. Such funds are available for distributions to partners and for working capital requirements including costs to be incurred for capital additions and tenant improvements at Westdale Mall and the Partnership's portion of tenant improvement costs which may be incurred at One Woodfield Lake. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $1,101,000 for tenant improvements and other capital expenditures primarily at Westdale Mall (approximately $30,000 has been incurred at June 30,
1995). The Partnership's share of such items in 1995 is currently budgeted to be approximately $554,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents and short-term investments noted above) for such items and for both short-term and long-term future liquidity and distribu-tions are expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider The One Woodfield Lake investment property to be a significant source of short or long-term liquidity. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     One of the Partnership's investment properties, the One Woodfield Lake building, currently operates in a market which is characterized by lower than normal occupancies and reduced net effective rent levels. Such competitive conditions have resulted in operating deficits during recent periods though the property is now generating a nominal cash flow for the Partnership. The long-term mortgage loan secured by the property matured on June 1, 1995. The joint venture reached an agreement in principal with the mortgage lender to extend the maturity date until September 1, 1995. The lender has continued to accept mortgage loan payments by the venture on the same terms and conditions that existed prior to maturity. The joint venture continues to have discussions regarding a further extension of the mortgage loan. However, there can be no assurance that a further extension of the mortgage loan will be obtained. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. Should the property not produce sufficient cash flow to service its indebtedness and if the joint venture is unable to secure an additional modification to the mortgage loan, the joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any distributable proceeds.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to an increase in the Partnership's investments in U.S. Government obligations being classified as short-term investments at June 30, 1995. Reference is made to Note 1.

     The increase in accounts payable at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments for property operating expenses at the One Woodfield Lake investment property.

     The increase in accrued real estate taxes at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of real estate taxes at the One Woodfield Lake investment property.

     The increase in tenant security deposits at June 30, 1995 as compared to December 31, 1994 is primarily due to increased occupancy in 1995 at the Westdale Mall investment property.

     The increase in rental income for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to the increase in occupancy in 1995 at the Westdale Mall investment property.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to the higher yields received in 1995 related to investments in interest-bearing U.S. Government obligations held by the Partnership.

     The decrease in venture partners' share of ventures' operations for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to a reduced venture operating loss due to the increase in rental income resulting from the increase in occupancy at the Westdale investment property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois .       90%       93%        93%      87%     88%     88%

2.  Westdale Mall
      Cedar Rapids, Iowa . .       88%       90%        89%      92%     93%     94%


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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 9, 1995


