Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD VII
filed 1995-11-13
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995   Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1995            1994
                                                                          -------------     -----------
Current assets:
    Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . .     $  5,622,273      3,483,861
    Short-term investments (note 1) . . . . . . . . . . . . . . . . . .          976,599      1,956,495
    Interest, rents and other receivables . . . . . . . . . . . . . . .          809,962      1,011,048
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           12,606         18,412
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          835,801        798,114
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        8,257,241      7,267,930
                                                                            ------------    -----------

Investment properties, at cost (note 2):
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,394,540      1,394,540
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       59,170,801     59,101,445
                                                                            ------------    -----------
                                                                              60,565,341     60,495,985
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       37,564,853     35,834,904
                                                                            ------------    -----------
            Total investment properties,
              net of accumulated depreciation . . . . . . . . . . . . .       23,000,488     24,661,081

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,046,140      1,005,658
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        1,956,903      2,056,774
Venture partners' deficit in venture. . . . . . . . . . . . . . . . . .        2,425,875      2,219,108
                                                                            ------------    -----------

                                                                            $ 36,686,647     37,210,551
                                                                            ============    ===========

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1995            1994
                                                                           -------------    -----------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $ 12,628,701     12,603,179
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        1,110,457      1,031,081
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          281,695        284,080
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        2,774,546      2,175,872
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .       16,795,399     16,094,212

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          133,829         92,429
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       20,832,367     21,059,132
                                                                            ------------    -----------
Commitments and contingencies (notes 2, 3 and 4)

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       37,761,595     37,245,773
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,658,547      1,961,141
Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .        1,067,857      1,081,208
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (7,964,817)    (7,924,480)
                                                                            ------------    -----------
                                                                              (6,895,960)    (6,842,272)
                                                                            ------------    -----------
    Limited partners (60,505 interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .       49,347,476     49,667,890
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (99,861,287)   (99,498,257)
                                                                            ------------    -----------
                                                                               4,162,465      4,845,909
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .       (2,733,495)    (1,996,363)
                                                                            ------------    -----------
                                                                            $ 36,686,647     37,210,551
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1995          1994          1995          1994
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,743,523     2,690,608     8,349,242     8,103,135
  Interest income . . . . . . . . . . . . . . . .       89,112        74,966       263,361       175,408
                                                   -----------    ----------   -----------    ----------
                                                     2,832,635     2,765,574     8,612,603     8,278,543
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      938,499       943,593     2,823,183     2,842,756
  Depreciation. . . . . . . . . . . . . . . . . .      576,590       575,190     1,729,949     1,725,570
  Property operating expenses . . . . . . . . . .    1,477,851     1,371,612     4,283,826     4,198,433
  Professional services . . . . . . . . . . . . .        --            --           56,354        56,814
  Amortization of deferred expenses . . . . . . .       47,353        44,937       147,278       134,611
  General and administrative. . . . . . . . . . .       21,497        19,687        72,164        73,252
                                                   -----------    ----------   -----------    ----------
                                                     3,061,790     2,955,019     9,112,754     9,031,436
                                                   -----------    ----------   -----------    ----------

          Operating loss. . . . . . . . . . . . .      229,155       189,445       500,151       752,893
Venture partners' share of
  ventures' operations. . . . . . . . . . . . . .      (82,240)      (60,662)     (166,386)     (222,891)
                                                   -----------    ----------   -----------    ----------
          Net loss. . . . . . . . . . . . . . . .  $   146,915       128,783       333,765       530,002
                                                   ===========    ==========   ===========    ==========
          Net loss per limited
            partnership interest. . . . . . . . .  $      2.34          2.04          5.30          8.41
                                                   ===========    ==========   ===========    ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      2.00          2.00          6.00          6.00
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                 (UNAUDITED)

                                                                                 1995             1994
                                                                             ------------     -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (333,765)       (530,002)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,729,949       1,725,570
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       147,278         134,611
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       160,791         149,288
    Venture partners' share of ventures' operations . . . . . . . . . . . .      (166,386)       (222,891)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       300,957          24,710
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,806         (37,701)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,687)        147,074
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,376         (61,095)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,385)         (2,181)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       598,674        (384,695)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        41,400         (38,676)
                                                                             ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .     2,524,008         904,012
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .       979,896        (250,161)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (69,356)       (291,886)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (187,760)       (263,967)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       722,780        (806,014)
                                                                             ------------     -----------

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1995             1994
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (362,034)       (331,160)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (342,975)       (279,829)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (363,030)       (363,030)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (40,337)        (40,337)
                                                                             ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .    (1,108,376)     (1,014,356)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .     2,138,412        (916,358)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,483,861       1,386,270
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  5,622,273         469,912
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,664,777       2,695,649
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1995 AND 1994


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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30, 1995 and 1994 is summarized as follows:

                              1995                    1994
                   ----------------------- -------------------------
                   GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------    ---------  ----------   ---------
Net loss. . . . . .  $333,765       96,981     530,002     263,804
Net loss
 per limited
 partnership
 interest . . . . .  $   5.30         1.54        8.41        4.19
                     ========      =======     =======     =======

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (60,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax reporting purposes.

     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,084,061 and $2,644,833 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is currently a party to two operating joint venture agreements which acquired one office building and one regional shopping center. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (b)  One Woodfield Lake

     The Partnership owns an 80% general partnership interest in an existing joint venture whose sole investment is an office building in Schaumburg, Illinois. The venture agreement, as amended, provides that the Partnership has a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts is to be distributed to the venture partners; any remaining net cash receipts are to be distributed 80% to the Partnership and 20% to the venture partners. As of September 30, 1995 cumulative preference payments to the Partnership are in arrears in the amount of $4,996,000.

     The venture agreement provides that operating deficits are scheduled to be funded 80% by the Partnership and 20% by the joint venture partner with the repayment of such contributions (as defined) prior to the distributions of the cumulative annual preferences of net cash receipts. Operating profits and losses are allocated 80% to the Partnership and 20% to the joint venture partner.

     The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture has negotiated an agreement in principle with the mortgage lender regarding an extension of the maturity date of the mortgage loan until September 1, 1998. Though the monthly mortgage loan payments are expected to decline as a result of this agreement in principle, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement in principle as of the date of this report. There can be no assurance that this extension of the mortgage loan will be finalized. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. The joint venture has decided not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts is unlikely. Although the property currently produces sufficient cash flow to fund the mortgage loan under the proposed terms, upon any significant decline in future operating cash flow, or if the aforementioned mortgage loan extension is not finalized, the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes without any net realizable proceeds.

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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                           Unpaid at
                                                         September 30,
                                    1995        1994         1995
                                   ------      ------    -------------

Reimbursement (at cost) for
  out-of-pocket expenses. . .      $3,557      11,070          --
                                   ======      ======        =======

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,622,000 and short-term investments of approximately $976,600. Such funds are available for distributions to partners and for working capital requirements including costs to be incurred for capital additions and tenant improvements at Westdale Mall and the Partnership's portion of tenant improvement costs which may be incurred at One Woodfield Lake. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $991,000 for tenant improvements and other capital expenditures primarily at Westdale Mall (approximately $70,000 has been incurred at September 30,
1995). The Partnership's share of such items in 1995 is currently budgeted to be approximately $466,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents and short-term investments noted above) for such items and for both short-term and long-term future liquidity and distribu-tions are expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the One Woodfield Lake investment property to be a significant source of short or long-term liquidity. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The One Woodfield Lake building currently operates in a market which is characterized by lower than normal occupancies and reduced net effective rent levels. Such competitive conditions resulted in operating deficits during prior periods though the property is now generating a positive nominal cash flow. The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture has negotiated an agreement in principle with the mortgage lender regarding an extension of the maturity date of the mortgage loan until September 1, 1998. Though the monthly mortgage loan payments are expected to decline as a result of this agreement in principle, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement in principle as of the date of this report. There can be no assurance that this extension of the mortgage loan will be finalized. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. The joint venture has decided not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts is unlikely. Although the property currently produces sufficient cash flow to fund the mortgage loan under the proposed terms, upon any significant decline in future operating cash flow, or if the aforementioned mortgage loan extension is not finalized the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes without any net realizable proceeds.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership has elected to make semi-annual rather than quarterly distributions of operating cash flow beginning in November 1995. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership intend to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to a decrease in the Partnership's investments in U.S. Government obligations being classified as short-term investments at September 30, 1995. Reference is made to Note 1.

     The decrease in interest, rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the 1995 receipt of certain 1994 escalations from tenants at the Westdale investment property.

     The increase in escrow deposits and accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties.

     The increase in tenant security deposits at September 30, 1995 as compared to December 31, 1994 is primarily due to increased occupancy in 1995 at the Westdale Mall investment property.

     The increase in rental income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to the increase in occupancy in 1995 at the Westdale Mall investment property.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due an increase in the Partnership's average investment balance and to the higher yields received in 1995 related to investments in interest-bearing U.S. Government obligations held by the Partnership.

     The increase in venture partner's share of ventures' loss from operations for the three months ended September 30, 1995 as compared to the same period in 1994 is primarily due to increased repair and maintenance expenses at the Westdale investment property.

     The decrease in venture partners' share of ventures' loss from operations for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to increased rental income resulting from the increase in occupancy at the Westdale investment property.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                 1994                                1995
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois. .        90%       93%        93%       87%     88%      88%     88%

2.  Westdale Mall
      Cedar Rapids, Iowa. . .        88%       90%        89%       92%     93%      94%     94%

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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 9, 1995