Form 10-Q/A
period 1995-09-30
JMB INCOME PROPERTIES LTD VII
filed 1995-11-21
CIK 313019

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q/A

                                    AMENDMENT NO. 1


                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                           JMB INCOME PROPERTIES, LTD. - VII
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification
Commission File No. 0-9555                        No. 36-2999384



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                             ITEM 1.  FINANCIAL STATEMENTS

                                     Pages 3 to 11


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Pages 12 to 14



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           JMB INCOME PROPERTIES, LTD. - VII

                           By:    JMB Realty Corporation
                                  Managing General Partner




                                  By:   GAILEN J. HULL
                                        Gailen J. Hull, Senior Vice President
                                        and Principal Accounting Officer




Dated:  November 17, 1995

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

     The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture has negotiated an agreement in principle with the mortgage lender regarding an extension of the maturity date of the mortgage loan until September 1, 1998. Though the monthly mortgage loan payments are expected to decline as a result of this agreement in principle, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement in principle as of the date of this report. There can be no assurance that this extension of the mortgage loan will be finalized. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. The joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts is uncertain. Although the property currently produces sufficient cash flow to fund the mortgage loan under the proposed terms, upon any significant decline in future operating cash flow, or if the aforementioned mortgage loan extension is not finalized, and if the joint venture decides not to commit additional funds to the property, the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes without any net realizable proceeds.

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


(4)  TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                             1995          1994             1995
                                            ------        ------        -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . . . . .         $3,557        11,070              --
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

     The One Woodfield Lake building currently operates in a market which is characterized by lower than normal occupancies and reduced net effective rent levels. Such competitive conditions resulted in operating deficits during prior periods though the property is now generating a positive nominal cash flow. The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture has negotiated an agreement in principle with the mortgage lender regarding an extension of the maturity date of the mortgage loan until September 1, 1998. Though the monthly mortgage loan payments are expected to decline as a result of this agreement in principle, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement in principle as of the date of this report. There can be no assurance that this extension of the mortgage loan will be finalized. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. The joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts is uncertain. Although the property currently produces sufficient cash flow to fund the mortgage loan under the proposed terms, upon any significant decline in future operating cash flow, or if the aforementioned mortgage loan extension is not finalized, and if the joint venture decides not to commit additional funds to the property, the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes without any net realizable proceeds.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership is likely to make semi-annual rather than quarterly distributions of operating cash flow beginning in November 1995. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership intend to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

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