Form 10-Q/A
period 1995-09-30
JMB INCOME PROPERTIES LTD VII
filed 1995-11-22
CIK 313019

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q/A

                                    AMENDMENT NO. 2


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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership is likely to make semi-annual rather than quarterly distributions of operating cash flow beginning in May 1996. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership intend to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

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