Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD VII
filed 1996-03-29
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                 Commission file number 0-9555


                      JMB INCOME PROPERTIES, LTD. - VII
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Illinois                       36-2999384
     (State of organization)     (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois        60611
(Address of principal executive office)      (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
-------------------                           -------------------------
        None                                               None


Securities registered pursuant to Section 12(g) of the Act:

                        LIMITED PARTNERSHIP INTERESTS
                              (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference: None









                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   4

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   6

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .   6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters . . . . . . . .   6

Item 6.       Selected Financial Data . . . . . . . . . . . .   7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  13

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  16

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosures . . . . . . . . . . . . .  38


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . .  38

Item 11.      Executive Compensation. . . . . . . . . . . . .  41

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  42

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  43


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  43


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  45











                                      i


                                   PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties Ltd.-VII, (the "Partnership"), is a limited partnership formed in late 1978 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $60,500,000 in Limited Partnership Interests (the "Interests") commencing on January 18, 1980 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-65390). A total of 60,505 Interests were sold to the public at $1,000 per Interest. The offering closed on May 30, 1980. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located in the states of Iowa and Illinois. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2028. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:


                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF      ORIGINAL INVESTED
    AND LOCATION (e)              SIZE       PURCHASE   CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP (b)
----------------------         ----------    --------   ----------------------        ---------------------
Two Penn Center Plaza
 office building
 Philadelphia,
 Pennsylvania . . . . .      502,000 sq. ft.  12-1-79           6-25-86               fee ownership of land and
                                 n.r.a.                                               improvements (through
                                                                                      joint venture partnership)

Huron Mall
 shopping center
 Huron, South Dakota. .      155,000 sq. ft.  5-1-80            1-21-88               fee ownership of improve-
                                 g.l.a.                                               ments and ground lease-
                                                                                      hold interest in land

One Woodfield Lake
 office building
 Schaumburg, Illinois .      204,000 sq. ft.  6-4-80              14%                 fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership) (c)(f)

Westdale Mall
 shopping center
 Cedar Rapids, Iowa . .      733,000 sq. ft.  9-19-80             20%                 fee ownership of improve-
                                 g.l.a.                                               ments and ground lease-
                                                                                      hold interest in land
                                                                                      (through joint venture
                                                                                      partnership) (c)(d)(f)

Clackamas Town Center
 shopping center
 Clackamas County,
 Oregon . . . . . . . .      435,000 sq. ft.  1-20-81           1-30-92               fee ownership of improve-
                                 g.l.a.                                               ments and ground lease-
                                                                                      hold interest in land
                                                                                      (through joint venture
                                                                                      partnership)

Oklahoma Distribution
 Center
 industrial warehouse
 Oklahoma City,
 Oklahoma . . . . . . .      465,000 sq. ft.  3-12-81           7-1-92                fee ownership of land and
                                                                                      improvements


---------------

        (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

        (b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

        (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership made this real property investment.

        (d) Reference is made to Note 6(b) for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

        (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

        (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 6(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations and approximate physical occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                                 1994                        1995
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. One Woodfield Lake
    Schaumburg,                  Insurance
    Illinois. . . . . . . . . .  Business Machines      90%    93%    93%    87%    88%    88%    88%    88%

2. Westdale Mall
    Cedar Rapids, Iowa. . . . .  Retail                 88%    90%    89%    92%    93%    94%    94%    94%

----------

     Reference is made to Item 6, Item 7 and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.




                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 5,655 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.










ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1995           1994            1993          1992          1991
                            -------------  -------------    -----------   ------------  ------------
Total income. . . . . . . . $  12,143,574     11,561,134     11,342,933     12,693,056    25,582,343
                            =============  =============    ===========   ============  ============
Operating earnings
 (loss) . . . . . . . . . . $    (403,150)      (735,519)      (934,865)       499,638       943,447
Venture partners'
 share of ventures'
 operations . . . . . . . .        99,566        204,336        327,194        280,152      (721,965)
                            -------------  -------------    -----------   ------------  ------------
Net operating earnings
 (loss) . . . . . . . . . .      (303,584)      (531,183)      (607,671)       779,790       221,482
Gain on sale of
 investment properties,
 net of venture
 partner's share. . . . . .         --             --             --        19,415,770        --
                            -------------  -------------    -----------   ------------  ------------
Net earnings (loss) . . . . $    (303,584)      (531,183)      (607,671)    20,195,560       221,482
                            =============  =============    ===========   ============  ============
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss). . . . . $       (4.82)         (8.43)         (9.64)         12.37          3.51
  Gain on sale of
   investment properties,
    net of venture
    partner's share . . . .         --             --             --            290.41         --
                            -------------  -------------    -----------   ------------  ------------
Net earnings (loss) . . . . $       (4.82)         (8.43)         (9.64)        302.78          3.51
                            =============  =============    ===========   ============  ============
Total assets. . . . . . . . $  35,848,308     37,210,551     38,663,940     45,183,896    75,205,512
Long-term debt (net
 of unamortized
 discounts) . . . . . . . . $  33,082,901     21,059,132     33,666,734     21,577,752    50,593,894
Cash distributions
 per Interest (c) . . . . . $        8.00           8.00          38.00         439.85         23.40
                            =============  =============    ===========   ============  ============

---------------

        (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

        (b) The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period (60,505).

        (c) Cash distributions from the Partnership are generally not equal to Partnership's income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

One Woodfield       a)    The net rentable area ("NRA") occupancy rate and average base rent
Lake Office Plaza:        per square foot as of December 31 for each of
                          the last five years were as follows:

                                                       NRA              Avg. Base Rent Per
                           December 31,           Occupancy Rate        Square Foot (1)
                           ------------           --------------        ------------------
                           1991                   87%                   $13.82
                           1992                   90%                    13.97
                           1993                   89%                    15.28
                           1994                   87%                    15.46
                           1995                   88%                    14.89

                           (1)  Average gross base rent per square foot is based on NRA occupied as of December 31 of each year.
                           (2)  Gross base rents do not include tenant allowances or certain other leasing concessions.

                                                                    Base Rent  Scheduled Lease  Lease
                    b)      Significant Tenants        Square Feet  Per Annum  Expiration Date  Renewal Option(s)
                            -------------------        -----------  ---------  ---------------  -----------------
                            US Life Insurance          52,462       $1,077,335 8/2000           1-5 Year Term
                            (Insurance Company)

                            John Hancock
                            Mutual Life                51,758          646,975 8/2000           N/A
                            (Insurance Company)

                            Xerox Corporation          37,872          716,371 4/1997           2-5 Year Terms
                            (Business Machines)




                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the One Woodfield Lake Office Plaza:

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1995
                            Year Ending       Expiring         NRA of Expiring   of Expiring       Base Rent
                            December 31,      Leases           Leases (1)        Leases            Expiring
                            ------------      ---------        ---------------   -----------       ----------
                            1996                2                 2,191          $   27,432           1%
                            1997                2                40,365             751,274          26%
                            1998                7                18,624             119,532           4%
                            1999               --                 --                  --             --
                            2000                4               107,634           1,772,701          62%
                            2001                3                10,601             201,374           7%
                            2002               --                 --                  --             --
                            2003               --                 --                  --             --
                            2004               --                 --                  --             --
                            2005               --                 --                  --             --

                            (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.




Property
--------

Westdale Mall:      a)      The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of
                            the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------
                            1991                    95%                   $6.99
                            1992                    96%                    6.97
                            1993                    90%                    7.64
                            1994                    92%                    7.72
                            1995                    94%                    7.74

                            (1)  Average gross base rent per square foot is based on GLA occupied as of December 31 of each year.
                            (2)  Gross base rents do not include tenant allowances or certain other leasing concessions.

                                                                    Base Rent  Scheduled Lease  Lease
                    b)      Significant Tenants        Square Feet  Per Annum  Expiration Date  Renewal Option(s)
                            -------------------        -----------  ---------  ---------------  -----------------
                            J.C. Penney                147,439      $ 501,404  11/2009          3-5 Year Terms
                            (Department Store)

                            Younker Brothers
                            (Department Store)         100,000      219,000    3/2010           3-10 Year Terms

                            Peterson/Von Maur          100,000      515,775    10/2010          3-5 Year Terms
                            (Department Store)

                            EconoFoods                 48,394       200,000    8/2000           2-5 Year Terms
                            (Grocery Store)



                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Westdale Mall:

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1995
                            Year Ending       Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,      Leases           Leases (1)        Leases            Expiring
                            ------------      ---------        ---------------   -----------       ----------
                            1996                10               16,201          $228,011           4%
                            1997                11               18,817           295,839           6%
                            1998                 9               15,351           303,865           6%
                            1999                16               63,884           690,454          13%
                            2000                14               78,809           738,470          14%
                            2001                 6               25,921           288,588           5%
                            2002                 8               16,076           259,118           5%
                            2003                 7               22,966           336,429           6%
                            2004                 5               13,305           185,355           3%
                            2005                 6               37,220           307,599           6%

                            (1) Excludes leases that expire in 1996 for which renewal leases of leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On January 18, 1980, the Partnership commenced an offering of $60,500,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between January 18, 1980 and May 30, 1980 pursuant to the public offering from which the Partnership received gross proceeds of $60,500,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $54,700,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,182,000. Such funds are available for distributions to partners and for working capital requirements including costs to be incurred for capital additions and tenant improvements at Westdale Mall and the Partnership's portion of tenant improvement costs which may be incurred at One Woodfield Lake. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $848,000 for tenant improvements and other capital expenditures, primarily at Westdale Mall as discussed below. The Partnership's share of such items in 1996 is currently budgeted to be approximately $558,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents and short-term investments noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the One Woodfield Lake investment property to be a significant source of short or long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The One Woodfield Lake building currently operates in a market which is characterized by lower than normal occupancies and reduced net effective rent levels. Such competitive conditions have resulted in operating deficits during recent periods though the property is now generating a nominal positive cash flow, which the Partnership must now escrow as a result of its recent loan extension as discussed below. The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture has signed an extension of the maturity date of the mortgage loan until September 1, 1998. Though the monthly mortgage loan payments decline as a result of this extension, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. Should the property not produce sufficient cash flow to service its indebtedness, the joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any net realizable proceeds.

     Although the area surrounding the Westdale Mall in Cedar Rapids, Iowa has shown some signs of commercial and residential growth, the mall continues to operate in a very competitive retail environment. Currently, as leases at Westdale Mall expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of this property in its market. The joint venture intends to provide the resources necessary for the manager of the mall to continue to attract new tenants. In such regard, in 1996, the joint venture has budgeted a significant capital improvement program for the mall in the approximate amount of $1,000,000, a portion of which is expected to be funded from capital contributions from the venture partners and the Partnership.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic, business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership is likely to make semi-annual rather than quarterly distributions of operating cash flow commencing with the 1996 distributions. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995. Reference is made to Note 1.

     The increase in interest, rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the accrual of certain 1995 escalations due from tenants at the Partnership's investment properties.

     The decrease in escrow deposits at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties.

     The decrease in current portion of long-term debt and corresponding increase in long-term debt less current portion at December 31, 1995 as compared to December 31, 1994 is primarily due to the reclassification in 1995 of the mortgage loan (with an outstanding balance at December 31, 1995 of $12,330,749) at the One Woodfield Lake investment property having its maturity date extended to September 1, 1998 (Note 4(b)).

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payments for property operating expenses at the Partnership's investment properties.

     The increase in tenant security deposits at December 31, 1995 as compared to December 31, 1994 is primarily due to increased occupancy in 1995 at the Westdale Mall investment property.

     The increase in rental income for 1995 as compared to 1994 is primarily due to increased occupancy in 1995 at the Westdale Mall investment property. The increase in rental income for 1994 as compared to 1993 is primarily due to increased occupancy in 1994 at the One Woodfield Lake investment property.

     The increase in interest income for 1995 as compared to 1994 is primarily due to an increase in the Partnership's average investment balance in U.S. Government obligations and other investments in 1995 and to the higher yields received in 1995 related to these investments held by the Partnership. The decrease in interest income for 1994 as compared to 1993 is primarily due to the decrease in the Partnership's average balance in U.S. Government obligations in 1994 resulting from the temporary investment in 1993 of the cash proceeds from the sale of the Clackamas Town Center and the Oklahoma Distribution Center.

     The increase in property operating expenses for 1995 as compared to 1994 is primarily due to increased repair and maintenance expenses at the Westdale Mall investment property. Such costs are partially recoverable from tenants.

     The decrease in venture partners' share of ventures' loss from operations for 1995 as compared to 1994 is primarily due to increased rental income resulting from the increase in occupancy at the Westdale investment property.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES


                                    INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements


                                                              Schedule
                                                              --------
Consolidated Real Estate and Accumulated Depreciation           III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

























                        INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - VII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - VII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996




                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . .    $  6,182,420         3,483,861
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . .           --            1,956,495
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .       1,240,876         1,011,048
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,541            18,412
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         414,466           798,114
                                                                             ------------       -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       7,846,303         7,267,930
                                                                             ------------       -----------

Investment properties, at cost (notes 2 and 3)-Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,394,540         1,394,540
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .      59,219,726        59,101,445
                                                                             ------------       -----------
                                                                               60,614,266        60,495,985
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      38,155,769        35,834,904
                                                                             ------------       -----------

    Total investment properties, net of accumulated depreciation. . . . .      22,458,497        24,661,081

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,126,436         1,005,658
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .       1,947,136         2,056,774
Venture partner's deficit in venture (note 3) . . . . . . . . . . . . . .       2,469,936         2,219,108
                                                                             ------------       -----------

                                                                             $ 35,848,308        37,210,551
                                                                             ============       ===========



                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1995               1994
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . . . .    $    306,980        12,603,179
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         946,999         1,031,081
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         280,863           284,080
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       2,214,272         2,175,872
                                                                             ------------       -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       3,749,114        16,094,212
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         222,631            92,429
Long-term debt, less current portion (note 4) . . . . . . . . . . . . . .      33,082,901        21,059,132
                                                                             ------------       -----------

Commitments and contingencies (notes 2, 3, 4(b) and 6)

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      37,054,646        37,245,773
                                                                             ------------       -----------
Venture partners' subordinated equity in ventures (note 3). . . . . . . .       1,631,431         1,961,141
Partners' capital accounts (deficits) (note 5):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .           1,000             1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .       1,069,065         1,081,208
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (7,978,262)       (7,924,480)
                                                                             ------------       -----------
                                                                               (6,908,197)       (6,842,272)
                                                                             ------------       -----------
  Limited partners (60,505 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . .      54,676,276        54,676,276
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .      49,376,449        49,667,890
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .     (99,982,297)      (99,498,257)
                                                                             ------------       -----------
                                                                                4,070,428         4,845,909
                                                                             ------------       -----------
              Total partners' capital accounts (deficits) . . . . . . .        (2,837,769)       (1,996,363)
                                                                             ------------       -----------
                                                                             $ 35,848,308        37,210,551
                                                                             ============       ===========


                           See accompanying notes to consolidated financial statements.


                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $ 11,836,675       11,306,831        10,902,498
  Interest income . . . . . . . . . . . . . . . . . .           306,899          254,303           440,435
                                                           ------------     ------------      ------------
                                                             12,143,574       11,561,134        11,342,933
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         3,710,008        3,786,615         3,818,502
  Depreciation. . . . . . . . . . . . . . . . . . . .         2,320,865        2,313,741         2,276,629
  Property operating expenses . . . . . . . . . . . .         6,135,852        5,804,439         5,780,606
  Professional services . . . . . . . . . . . . . . .            97,224          108,414           111,680
  Amortization of deferred expenses . . . . . . . . .           210,956          200,877           187,021
  General and administrative. . . . . . . . . . . . .            71,819           82,567           103,360
                                                           ------------     ------------      ------------
                                                             12,546,724       12,296,653        12,277,798
                                                           ------------     ------------      ------------
       Operating loss . . . . . . . . . . . . . . . .           403,150          735,519           934,865
Venture partners' share of
  ventures' operations (note 3) . . . . . . . . . . .           (99,566)        (204,336)         (327,194)
                                                           ------------     ------------      ------------
          Net loss. . . . . . . . . . . . . . . . . .      $    303,584          531,183           607,671
                                                           ============     ============      ============
Net loss per limited
 partnership interest . . . . . . . . . . . . . . . .      $       4.82             8.43              9.64
                                                           ============     ============      ============








                           See accompanying notes to consolidated financial statements.


                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                                 LIMITED PARTNERS (NOTE 1)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1992 . . . . . $ 1,000    1,126,762    (5,160,662)   (4,032,900)   54,676,276    50,761,190   (96,715,027)  8,722,439

Cash distri-
 butions
 ($38.00
 per limited
 partnership
 interest). . .    --          --       (2,710,036)   (2,710,036)        --            --       (2,299,190) (2,299,190)
Net loss
 (note 5) . . .    --        (24,307)        --          (24,307)        --         (583,364)        --       (583,364)
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------

Balance
 (deficit) at
 December 31,
 1993 . . . . .   1,000    1,102,455    (7,870,698)   (6,767,243)   54,676,276    50,177,826   (99,014,217)  5,839,885

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --           --         (53,782)      (53,782)        --            --         (484,040)   (484,040)
Net loss
 (note 5) . . .    --        (21,247)        --          (21,247)        --         (509,936)        --       (509,936)
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1994 . . . . .   1,000    1,081,208    (7,924,480)   (6,842,272)   54,676,276    49,667,890   (99,498,257)  4,845,909

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --          --          (53,782)      (53,782)        --            --         (484,040)   (484,040)
Net loss
 (note 5) . . .    --        (12,143)        --          (12,143)        --         (291,441)        --       (291,441)
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1995 . . . . .  $1,000    1,069,065    (7,978,262)   (6,908,197)   54,676,276    49,376,449   (99,982,297)  4,070,428
                =======   ==========  ============    ==========    ==========    ==========   ===========  ==========




                              See accompanying notes to consolidated financial statements.


                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .     $  (303,584)        (531,183)         (607,671)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .       2,320,865        2,313,741         2,276,629
    Amortization of deferred expenses . . . . . . . . .         210,956          200,877           187,021
    Amortization of discounts on
      long-term debt. . . . . . . . . . . . . . . . . .         215,762          200,368           193,930
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . . . .         (99,566)        (204,336)         (327,194)
  Changes in:
    Interest, rents and other receivables . . . . . . .        (120,190)        (247,715)          141,969
    Prepaid expenses. . . . . . . . . . . . . . . . . .           9,871           (5,632)           (2,953)
    Escrow deposits . . . . . . . . . . . . . . . . . .         383,648          (79,059)        1,057,524
    Notes receivable. . . . . . . . . . . . . . . . . .           --               --            2,577,126
    Accounts payable. . . . . . . . . . . . . . . . . .         (84,082)         (84,765)         (120,459)
    Accrued interest. . . . . . . . . . . . . . . . . .          (3,217)          (2,942)           (2,691)
    Accrued real estate taxes . . . . . . . . . . . . .          38,400           15,000            90,155
    Tenant security deposits. . . . . . . . . . . . . .         130,202          (42,891)           26,857
                                                            -----------      -----------       -----------
          Net cash provided by
            operating activities. . . . . . . . . . . .       2,699,065        1,531,463         5,490,243
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments. . . . . . . . . . . . . . .       1,956,495        2,446,978         3,510,036
  Additions to investment properties
    (net of related payables) . . . . . . . . . . . . .        (118,281)        (302,328)       (2,290,767)
  Payment of deferred expenses. . . . . . . . . . . . .        (331,734)        (289,313)         (104,294)
                                                            -----------      -----------       -----------
          Net cash provided by
            investing activities. . . . . . . . . . . .       1,506,480        1,855,337         1,114,975
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (488,192)        (446,558)         (408,486)
  Distributions to venture partners . . . . . . . . . .        (480,972)        (304,829)         (418,084)
  Distributions to limited partners . . . . . . . . . .        (484,040)        (484,040)       (2,299,190)
  Distributions to general partners . . . . . . . . . .         (53,782)         (53,782)       (2,710,036)
                                                            -----------      -----------       -----------
          Net cash used in
            financing activities. . . . . . . . . . . .      (1,506,986)      (1,289,209)       (5,835,796)
                                                            -----------      -----------       -----------
          Net increase in cash
            and cash equivalents. . . . . . . . . . . .       2,698,559        2,097,591           769,422
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . .       3,483,861        1,386,270           616,848
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . . .     $ 6,182,420        3,483,861         1,386,270
                                                            ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . . .     $ 3,497,463        3,589,189         3,728,734
                                                            ===========      ===========       ===========
  Non-cash financing activities . . . . . . . . . . . .     $     --               --                --
                                                            ===========      ===========       ===========















                              See accompanying notes to consolidated financial statements.


                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through joint ventures) two real estate investments. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, One Woodfield Lake ("Woodfield"), Westdale Associates ("Westdale") and Properties Partners - the former owner of Clackamas Town Center Associates ("Clackamas") (note 3(d)). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                       1995                                1994
                                                     -------------------------------------------------------------
                                                             TAX BASIS
                                          GAAP BASIS        (Unaudited)       GAAP BASIS         TAX BASIS
                                         ------------       -----------      ------------       -----------
Total assets. . . . . . . . . . . . .     $35,848,308         1,011,495       37,210,551         1,681,461
Partners' capital accounts
 (deficits) (note 5):
  General partners. . . . . . . . . .      (6,908,197)       (3,701,749)      (6,842,272)       (3,643,928)
  Limited partners. . . . . . . . . .       4,070,428         4,699,418        4,845,909         5,307,977
Net earnings (loss)
 (note 5):
  General partners. . . . . . . . . .         (12,143)           (4,039)         (21,247)          (18,489)
  Limited partners. . . . . . . . . .        (291,441)         (124,519)        (509,936)         (443,740)
Net loss per
 limited partnership
 interest . . . . . . . . . . . . . .           (4.82)            (2.06)           (8.43)            (7.33)
                                          ===========        ==========       ==========        ==========



     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (60,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax reporting purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,234,262 and $2,644,833 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Discounts provided on long-term mortgage notes are amortized over the terms of the related notes using the interest method.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related agreements or over the terms of the related leases using the straight line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $33,389,881, has been calculated to have an SFAS 107 value of $42,124,852 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), two office buildings, three shopping centers and an industrial warehouse as investments. Four properties have been sold by the Partnership. Both of the remaining properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                               YEARS
                                                               -----

        Improvements (new)--straight-line or
          150% declining balance. . . . . . . . . . . . .       5-35
        Personal property (used)--straight-line or
          150% declining balance. . . . . . . . . . . . .       5-10
        Personal property (new)--straight-line or
          200% declining balance. . . . . . . . . . . . .       5-10
                                                                ====

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to its investment property pursuant to Statement of Financial Accounting Standards 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.


(3)  VENTURE AGREEMENTS

     The terms of the venture agreements are summarized as follows:

     (a)  General

     The Partnership at December 31, 1995 is a party to two operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $35,585,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one office building and one regional shopping mall. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in note 4.

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

     (b)  Woodfield

     The Partnership owns an 80% general partnership interest in an existing joint venture whose sole investment is an office building in Schaumburg, Illinois. The venture agreement, as amended, provides that the Partnership has a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts is to be distributed to the venture partners; any remaining net cash receipts are to be distributed 80% to the Partnership and 20% to the venture partners. As of December 31, 1995, cumulative preference payments to the Partnership are in arrears in the amount of $5,232,500.

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

     An affiliate of the developer manages the property pursuant to a long-term agreement which provides for a management fee of approximately $66,400 for 1995, subject to annual increases based upon a formula relating to the Consumer Price Index.

     (c)  Westdale

     The Partnership owns, through a joint venture partnership with the seller, an interest in Westdale Mall shopping center. The venture agreement provides that the first $1,267,500 of net cash receipts shall be distributed 64.7% to the Partnership and 35.3% to the venture partner; all remaining annual net cash receipts are to be distributed 45.5% to the Partnership, 24.8% to the venture partner and 29.7% to the ground lessor as additional rent. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture, after payment to the ground lessor of the amounts described in note 6(b). As required by the venture agreement, any deficit from operations is to be funded 45.5% by the Partnership and 54.5% by the venture partner.

     Venture operating profits and losses are allocated 64.7% to the Partnership and 35.3% to the venture partner.

     Effective August 1, 1994, the venture partner transferred its interest in Westdale Mall to another company affiliated with the venture partner's parent company. The property is managed by the new venture partner pursuant to an assignment of the previous agreement which provides for a management fee equal to a portion of the tenants' contributions toward operating costs plus the lesser of $120,000 per year or 3% of the minimum rent received from tenants.


(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and
1994:
                                               1995             1994
                                           -----------      -----------
8.25% (9.875% prior to
 September 1, 1995)
 mortgage note, secured
 by an office building in
 Schaumburg, Illinois; balance
 payable in monthly installments
 (interest only) of $84,774
 from September 1, 1995
 through maturity on Septem-
 ber 1, 1998; (note 4(b)).  . . . . . .    $12,330,749      12,330,749

8-3/4% - 10-3/8% mortgage notes,
 due at various dates from
 March 1, 2010 to July 1, 2015;
 secured by a leasehold and
 shopping center in Cedar Rapids,
 Iowa; payable in monthly
 installments aggregating
 $234,841 (including interest).
 Balances are net of $4,623,569
 in 1995 and $4,839,331 in 1994
 of unamortized discounts based
 on imputed interest rates of 12% . . .    21,059,132       21,331,562
                                          -----------       ----------
     Total debt . . . . . . . . . . . .    33,389,881       33,662,311
     Less current portion
      of long-term debt . . . . . . . .       306,980       12,603,179
                                          -----------       ----------
     Total long-term debt . . . . . . .   $33,082,901       21,059,132
                                          ===========       ==========

     Five-year maturities of long-term debt (net of unamortized discounts) are summarized as follows:

                          1996. . . . . . . . . . .    $   306,980
                          1997. . . . . . . . . . .        345,913
                          1998. . . . . . . . . . .     12,720,532
                          1999. . . . . . . . . . .        439,217
                          2000. . . . . . . . . . .        494,921
                                                       ===========

     (b)  Debt Modifications

     Due to continued operating deficits at the property, the mortgage note secured by the One Woodfield Lake office building located in Schaumburg, Illinois was modified in April 1990, October 1991 and July 1992.

     The long-term mortgage loan secured by the property matured on September 1, 1995. The joint venture signed an extension of the maturity date of the mortgage loan until September 1, 1998 and a reduction in the interest rate. Though the monthly mortgage loan payments decline as a result of this agreement, any excess cash flow, as defined, must be escrowed at the property for future deficits and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement as of the date of this report. As the leases of existing tenants expire, there will likely be a negative impact on cash flow due to the downward pressure on net effective market rental rates. Should the property not produce sufficient cash flow to service its indebtedness, the joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts is uncertain. Although the property currently produces sufficient cash flow to fund the mortgage loan, upon any significant decline in future operating cash flow and if the joint venture decides not to commit additional funds to the property, the mortgage lender would likely realize on its security and the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes without any net realizable proceeds.


(5)  PARTNERSHIP AGREEMENT

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% General Partner distribution discussed above is further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners have received an amount equal to 110% of their initial capital investment with the August 1993 cash distribution. Therefore, approximately $4,500,000 of sales proceeds have been distributed to the General Partners pursuant to the distribution levels described above.


(6)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership's and its consolidated ventures' principal assets consist of one shopping center and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to twenty-seven years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

                Office Building:
                   Cost . . . . . . . . . . . . . .    $ 18,895,680
                   Accumulated depreciation . . . .      12,446,041
                                                       ------------
                                                          6,449,639
                                                       ------------
                Shopping Center:
                   Cost . . . . . . . . . . . . . .      41,718,586
                   Accumulated depreciation . . . .      25,709,728
                                                       ------------
                                                         16,008,858
                                                       ------------
                                                       $ 22,458,497
                                                       ============

    Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                1996. . . . . . . . . . . . . . . .    $ 7,573,348
                1997. . . . . . . . . . . . . . . .      6,949,670
                1998. . . . . . . . . . . . . . . .      6,430,718
                1999. . . . . . . . . . . . . . . .      5,917,614
                2000. . . . . . . . . . . . . . . .      4,428,105
                Thereafter. . . . . . . . . . . . .     13,978,001
                                                       -----------
                       Total. . . . . . . . . . . .    $45,277,456
                                                       ===========

     Contingent rent (based on sales by property tenants) included in con-solidated rental income was as follows for the years ended December 31, 1995, 1994 and 1993:

                1993. . . . . . . . . . . . . . . .        $510,122
                1994. . . . . . . . . . . . . . . .         578,166
                1995. . . . . . . . . . . . . . . .         656,128
                                                           ========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Westdale venture leases the land underlying the Cedar Rapids, Iowa shopping center from the Partnership's Westdale new venture partner. Reference is to note 3(c). The lease has a remaining term of approximately 43 years with options to extend the lease for two additional ten-year periods. The lease requires the venture to pay all costs and expenses of the property, including maintenance, insurance and real estate taxes. The lease provides for annual base rent of $848,900 plus additional rent based upon gross income from certain tenants and annual cash flow in excess of specified levels as described in note 3(c). The lease further provides that upon sale of the Westdale Mall shopping center the Westdale venture may require the lessor to convey a portion of the leased land to the purchaser as part of the sale. As consideration for such conveyance, the lessor is entitled to receive the first $5,872,000 of net sales proceeds plus 29.7% of any net sales proceeds in excess of $19,784,000.

     Total rental expense for the years ended December 31, 1995, 1994 and 1993 under the above operating leases was $1,071,906, $1,096,231 and $1,217,071, respectively, and consisted substantially of minimum rent.

     Future minimum rental commitments under the above operating lease are as follows:

                1996. . . . . . . . . . . . . . . .    $    848,900
                1997. . . . . . . . . . . . . . . .         848,900
                1998. . . . . . . . . . . . . . . .         848,900
                1999. . . . . . . . . . . . . . . .         848,900
                2000. . . . . . . . . . . . . . . .         848,900
                Thereafter. . . . . . . . . . . . .      32,258,200
                                                        -----------
                     Total. . . . . . . . . . . . .     $36,502,700
                                                        ===========


(7)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                   1995            1994           1993            1995
                                                 -------         -------        --------     --------------
Reimbursement (at cost) for
  accounting services . . . . . . . . . .        $  --              --             5,333             --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses. . . . . .         10,481           3,429           8,370             --
                                                 -------          ------        --------           ------

                                                 $10,481           3,429          13,703             --
                                                 =======          ======        ========           ======


     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by affiliates of the General Partners.


(8)  SUBSEQUENT EVENT - DISTRIBUTIONS

     In February 1996, the Partnership paid a distribution of $121,010 ($2 per Interest) to the Limited Partners
and $13,446 to the General Partners.




                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995



                                                             COSTS
                                                          CAPITALIZED
                                   INITIAL COST TO         SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)      TO ACQUISITION                AT CLOSE OF PERIOD (B)
                              -------------------------  --------------      ------------------------------------
                               LAND AND     BUILDINGS     BUILDINGS                      BUILDINGS
                               LEASEHOLD      AND           AND                             AND
                 ENCUMBRANCE   INTEREST    IMPROVEMENTS  IMPROVEMENTS          LAND     IMPROVEMENTS    TOTAL (D)
                 -----------  -----------  ------------ ---------------     ----------  ------------  -----------

SHOPPING CENTERS:

Cedar Rapids,
 Iowa (C) . .    $21,059,132       --        35,020,531       6,698,055            (F)    41,718,586   41,718,586

OFFICE BUILDING:

Schaumburg,
 Illinois
 (C). . . . .     12,330,749    1,394,540    15,543,480       1,957,660      1,394,540    17,501,140   18,895,680
                 -----------    ---------    ----------      ----------      ---------    ----------   ----------
    Total . .    $33,389,881    1,394,540    50,564,011       8,655,715      1,394,540    59,219,726   60,614,266
                 ===========    =========    ==========      ==========      =========    ==========   ==========




                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1995
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(E)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
SHOPPING CENTERS:

Cedar Rapids,
 Iowa (C) . . . . . . . . . . . . . .    $25,709,728          1980       09/19/80        5-35 years     1,058,890

OFFICE BUILDING:

Schaumburg,
 Illinois
 (C). . . . . . . . . . . . . . . . .     12,446,041          1980       06/04/80        5-35 years     1,026,603
                                         -----------                                                    ---------

    Total . . . . . . . . . . . . . .    $38,155,769                                                    2,085,493
                                         ===========                                                    =========

------------------
Notes:
       (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $55,700,546.
       (C)  The properties are owned and operated by joint ventures; see Note 3.




                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)  Reconciliation of real estate owned:

                                                                 1995             1994              1993
                                                             ------------     ------------     ------------
                Balance at beginning of period. . . . .      $ 60,495,985       59,865,786       57,575,019
                Additions during period . . . . . . . .           118,281          630,199        2,290,767
                                                             ------------     ------------     ------------
                Balance at end of period. . . . . . . .      $ 60,614,266       60,495,985       59,865,786
                                                             ============     ============     ============

       (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period. . . . .      $ 35,834,904       33,521,163       31,244,534
                Depreciation expense. . . . . . . . . .         2,320,865        2,313,741        2,276,629
                                                             ------------     ------------     ------------
                Balance at end of period. . . . . . . .      $ 38,155,769       35,834,904       33,521,163
                                                             ============     ============     ============

       (F)  Property operated under ground lease; see Note 6(b).





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1994 and 1995.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Income Associates VII, L.P., (which constituted substantially all of the assets of Income Associates VII, L.P.). AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:


                                                            SERVED IN
NAME                        OFFICE                          OFFICE SINCE
----                        ------                          ------------

Judd D. Malkin              Chairman                        5/03/71
                            Director                        5/03/71
                            Chief Financial Officer         2/22/96
Neil G. Bluhm               President                       5/03/71
                            Director                        5/03/71
Burton E. Glazov            Director                        7/01/71
Stuart C. Nathan            Executive Vice President        5/08/79
                            Director                        3/14/73
A. Lee Sacks                Director                        5/09/88
John G. Schreiber           Director                        3/14/73
H. Rigel Barber             Executive Vice President        1/02/87
                            Chief Executive Officer         8/01/93
Glenn E. Emig               Executive Vice President        1/01/93
                            Chief Operating Officer         1/01/95
Gary Nickele                Executive Vice President and    1/01/92
                            General Counsel                 2/27/84
Gailen J. Hull              Senior Vice President           6/01/88
Howard Kogen                Senior Vice President           1/02/86
                            Treasurer                       1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December of 1990.
He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 7 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993 cash distributions of $53,782, $53,782 and $2,710,036 were paid, respectively, to the General Partners.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner was due reimbursement for such out-of-pocket expenses in the amount of $10,481, all of which was paid as of December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership and its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and
Exhibit 21 hereto.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b) The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership
Interests                      JMB Realty Corporation          99 Interests                Less than 1%
                                                                                           directly

Limited Partnership
Interests                      Managing General Partner,       99 Interests                Less than 1%
                               its officers and                directly
                               directors and the Associate
                               General Partner as a group


     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1) Financial Statements (See Index to Financial Statements filed with this report).

              (2)   Exhibits.

                    3-A.* The Prospectus of the Partnership dated January 18, 1980, as supplemented May 23, 1980, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Pages 8-15, 92-94, and A-6 to A-17 of the Prospectus are incorporated herein by reference.

                    3-B.* Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference.

                    4-A. Mortgage loan agreement relating to the purchase by the Partnership of an interest in the One Woodfield Lake Office Building in Schaumburg, Illinois is hereby incorporated by reference to the Partnership's Report on Form 8-K File No. 0-9555 dated June 17, 1980.

                    4-B. Mortgage loan agreement relating to the purchase by the Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa is hereby incorporated by reference to the Partnership's Report on Form 8-K File No. 0-9555 dated October 3, 1980.

                    4-C. Mortgage loan modification and extension agreement concerning the mortgage loan secured by the One Woodfield Lake Office Building in Schaumburg, Illinois dated May 1, 1995 is filed herewith.

                    10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the One Woodfield Lake Office Building in Schaumburg, Illinois are hereby incorporated by reference to the Partnership's Report on Form 8-K File No. 0-9555 dated June 17, 1980.

                    10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa are hereby incorporated by reference to the Partnership's Report on Form 8-K File No. 0-9555 dated October 3, 1980.

                    21.   List of Subsidiaries.

                    24.   Power of Attorney

                    27.   Financial Data Schedule

                    ----------------

                    * Previously filed as Exhibits 3-A and 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9555) and hereby incorporated herein by reference.

         (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report

     No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  JMB INCOME PROPERTIES, LTD. - VII

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 25, 1996

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 25, 1996

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 25, 1996

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 25, 1996


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 25, 1996

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 25, 1996

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 25, 1996

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney

                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 25, 1996


                      JMB INCOME PROPERTIES, LTD. - VII

                                EXHIBIT INDEX



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

3-A.        Pages 8-15, 92-94 and A-6
            to A-17 of the Prospectus
            of the Partnership dated
            January 18, 1980                           Yes

3-B.        Amended and Restated Agreement
            of Limited Partnership                     Yes

4-A.        Mortgage loan agreement
            relating to One Woodfield Lake
            Office Building                            Yes

4-B.        Mortgage loan agreement
            relating to Westdale Mall                  Yes

4-C.        Mortgage loan modification
            and no extension agreement
            relating to the One Woodfield
            Lake Office Building                       No

10-A.       Acquisition documents
            related to One Woodfield
            Lake Office Building                       Yes

10-B.       Acquisition documents
            related to the Westdale Mall               Yes

10-C.       Sale documents related
            to the Clackamas Town Center               Yes

10-D.       Sale documents related to
            the Oklahoma Distribution Center           Yes

21.         List of Subsidiaries                       No

24.         Power of Attorney                          No

27.         Financial Data Schedule                    No