Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD VII
filed 1996-05-14
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996       Commission File No. 0-9555




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .     9



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    10

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    11






PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  6,966,034      6,182,420
    Interest, rents and other receivables . . . . . . . . . . . . . . .        1,011,692      1,240,876
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            4,483          8,541
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          873,587        414,466
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        8,855,796      7,846,303
                                                                            ------------    -----------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,394,540      1,394,540
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       59,255,431     59,219,726
                                                                            ------------    -----------
                                                                              60,649,971     60,614,266
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       38,736,861     38,155,769
                                                                            ------------    -----------
            Total investment properties,
              net of accumulated depreciation . . . . . . . . . . . . .       21,913,110     22,458,497

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,105,704      1,126,436
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        1,894,962      1,947,136
Venture partners' deficit in venture. . . . . . . . . . . . . . . . . .        2,465,079      2,469,936
                                                                            ------------    -----------

                                                                            $ 36,234,651     35,848,308
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    316,282        306,980
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        1,205,546        946,999
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          280,013        280,863
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        2,769,903      2,214,272
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        4,571,744      3,749,114

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          205,587        222,631
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       33,000,256     33,082,901
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       37,777,587     37,054,646
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,510,744      1,631,431
Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        1,065,807      1,069,065
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (7,991,708)    (7,978,262)
                                                                            ------------    -----------
                                                                              (6,924,901)    (6,908,197)
                                                                            ------------    -----------
    Limited partners (60,505 interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       49,298,252     49,376,449
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (100,103,307)   (99,982,297)
                                                                            ------------    -----------
                                                                               3,871,221      4,070,428
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .       (3,053,680)    (2,837,769)
                                                                            ------------    -----------
                                                                            $ 36,234,651     35,848,308
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


                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,772,525      2,808,084
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           95,839         90,671
                                                                             -----------     ----------
                                                                               2,868,364      2,898,755
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          884,649        943,011
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          581,092        576,709
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        1,352,227      1,373,971
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           49,531         40,219
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           58,064         41,753
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           47,273         23,915
                                                                             -----------     ----------
                                                                               2,972,836      2,999,578
                                                                             -----------     ----------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . .         (104,472)      (100,823)
Venture partners' share of ventures' operations . . . . . . . . . . . .           23,017         38,721
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .      $   (81,455)       (62,102)
                                                                             ===========     ==========
          Net earnings (loss) per limited partnership interest. . . . .      $     (1.29)          (.99)
                                                                             ===========     ==========
          Cash distributions per limited partnership interest . . . . .      $      2.00           2.00
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


                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (81,455)        (62,102)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       581,092         576,709
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        58,064          41,753
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .        55,658          52,910
    Venture partners' share of ventures' operations . . . . . . . . . . . .       (23,017)        (38,721)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       281,358         (29,646)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,058           3,837
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (459,121)        145,064
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       258,547         (88,639)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (850)           (777)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       555,631          99,474
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (17,044)         17,130
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,212,921         716,992
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,733,649
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (35,705)         (3,861)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (37,332)        (61,352)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       (73,037)      1,668,436
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (129,001)       (118,000)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (92,813)        (56,475)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (121,010)       (121,010)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (13,446)        (13,446)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (356,270)       (308,931)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       783,614       2,076,497

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,182,420       3,483,861
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,966,034       5,560,358
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    829,841         890,878
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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


                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                   ------      ------    -------------

Reimbursement (at cost) for
  out-of-pocket expenses. . .      $1,343       2,524          --
                                   ======      ======        =======


ONE WOODFIELD LAKE

     One Woodfield Lake office building currently operates in a market which is characterized by low occupancies and net effective rent levels. The Partnership must escrow any cash flow due to the terms of the current property indebtedness (as modified and extended in 1995). An amount of $42,435 has been escrowed with the lender as of the date of this report.
In 1997, tenant leases representing approximately 26% of the property will expire. There can be no assurance that the expiring tenant space will be renewed. Any resulting vacancy and any subsequent releasing costs would likely adversely affect property cash flows. Should the property not produce sufficient cash flow to service its indebtedness, the joint venture may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the joint venture would no longer have an ownership interest in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax reporting purposes without any net realizable proceeds.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environment. During the first quarter of 1996, occupancy has dropped to 85%. Currently, as leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to Venture working capital sources and reserves.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,923,000. Such funds are available for distributions to partners and working capital requirements of which approximately $1,400,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to cash being held for capital improvements at the Westdale investment property.

     The increase in escrow deposits and the related accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties.

     The decrease in mortgage and other interest for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the 1995 debt extension and modification which reduced the monthly effective mortgage loan interest cost at the One Woodfield Lake investment property.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois. .        88%       88%        88%       88%     89%

2.  Westdale Mall
      Cedar Rapids, Iowa. . .        93%       94%        94%       94%     85%




     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3-A. The Prospectus of the Partnership dated January 18, 1980, as supplemented May 23, 1980, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to
Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9555) dated March 19, 1993.

            3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9555) dated March 19, 1993.


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

            4-C. Mortgage loan modification and extension agreement concerning the mortgage loan secured by the One Woodfield Lake Office Building in Schaumburg, Illinois is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-9555) dated March 25, 1996.

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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996