Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD VII
filed 1996-08-13
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996        Commission File No. 0-9555




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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12




PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  6,205,769      6,182,420
    Interest, rents and other receivables . . . . . . . . . . . . . . .        1,181,025      1,240,876
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            5,933          8,541
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        1,316,775        414,466
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        8,709,502      7,846,303
                                                                            ------------    -----------

Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,394,540      1,394,540
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       59,330,585     59,219,726
                                                                            ------------    -----------
                                                                              60,725,125     60,614,266
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       39,318,877     38,155,769
                                                                            ------------    -----------
            Total investment properties,
              net of accumulated depreciation . . . . . . . . . . . . .       21,406,248     22,458,497

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,105,082      1,126,436
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        1,766,720      1,947,136
Venture partners' deficit in venture. . . . . . . . . . . . . . . . . .        2,463,948      2,469,936
                                                                            ------------    -----------

                                                                            $ 35,451,500     35,848,308
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    325,866        306,980
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          885,037        946,999
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          279,144        280,863
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        2,711,352      2,214,272
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        4,201,399      3,749,114

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          219,003        222,631
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       32,915,106     33,082,901
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       37,335,508     37,054,646
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,449,395      1,631,431
Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        1,065,374      1,069,065
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (8,018,599)    (7,978,262)
                                                                            ------------    -----------
                                                                              (6,952,225)    (6,908,197)
                                                                            ------------    -----------
    Limited partners (60,505 interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       49,287,873     49,376,449
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (100,345,327)   (99,982,297)
                                                                            ------------    -----------
                                                                               3,618,822      4,070,428
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .       (3,333,403)    (2,837,769)
                                                                            ------------    -----------
                                                                            $ 35,451,500     35,848,308
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




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,845,385     2,797,635     5,617,910     5,605,719
  Interest income . . . . . . . . . . . . . . . .       95,181        83,578       191,020       174,249
                                                   -----------    ----------   -----------    ----------
                                                     2,940,566     2,881,213     5,808,930     5,779,968
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      882,408       941,673     1,767,057     1,884,684
  Depreciation. . . . . . . . . . . . . . . . . .      582,016       576,650     1,163,108     1,153,359
  Property operating expenses . . . . . . . . . .    1,401,792     1,432,004     2,754,019     2,805,975
  Professional services . . . . . . . . . . . . .       21,020        16,135        70,551        56,354
  Amortization of deferred expenses . . . . . . .       57,996        58,172       116,060        99,925
  General and administrative. . . . . . . . . . .       31,064        26,752        78,337        50,667
                                                   -----------    ----------   -----------    ----------
                                                     2,976,296     3,051,386     5,949,132     6,050,964
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      (35,730)     (170,173)     (140,202)     (270,996)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .       24,918        45,425        47,935        84,146
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   (10,812)     (124,748)      (92,267)     (186,850)
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      (.17)        (1.98)        (1.46)        (2.96)
                                                   ===========    ==========   ===========    ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      4.00          2.00          6.00          4.00
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




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (92,267)       (186,850)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,163,108       1,153,359
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       116,060          99,925
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       112,001         106,507
    Venture partners' share of ventures' operations . . . . . . . . . . . .       (47,935)        (84,146)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       240,267           6,728
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,608           4,307
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (902,309)         64,362
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,962)        127,034
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,719)         (1,040)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       497,080          38,978
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (3,628)         41,617
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,021,304       1,370,781
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --           (947,496)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (110,859)        (30,386)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (94,706)       (129,865)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (205,565)     (1,107,747)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (260,910)       (238,657)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (128,113)       (152,075)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (363,030)       (242,020)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (40,337)        (26,891)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (792,390)       (659,643)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .        23,349        (396,609)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,182,420       3,483,861
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,205,769       3,087,252
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,656,776       1,779,217
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           June 30,
                                    1996        1995         1996
                                   ------      ------    -------------

Reimbursement (at cost) for
  out-of-pocket expenses. . .      $1,343       2,953          --
                                   ======      ======        =====

     ONE WOODFIELD LAKE

     The Schaumburg, Illinois office market in which One Woodfield Lake office building is located has improved over the last six months of 1996. This improvement is expected to continue with occupancy levels increasing along with net effective rent levels. The property is currently 98% leased. Subsequent to the end of the quarter, the joint venture finalized an agreement with a major tenant (U.S. Life, approximately 52,000 square feet) to extend the expiration date of its original lease from 2000 to 2006 and to expand their premises by 5,900 square feet to approximately 58,000 square feet. In return, the joint venture reduced the rental rate effective immediately, with the new rental rate approximating current market rental rates.

     In addition, the joint venture is currently engaged in lease renewal discussions with another major tenant (Xerox, approximately 40,000 square feet or 21% of the buildings leasable square footage) whose lease expires in 1997. There is no assurance this lease will be renewed and any resulting vacancy and leasing costs would likely adversely affect operating property cash flows.

     Based upon improving property operating and market conditions, the joint venture has decided it would most likely commit additional capital which may be necessary to cover anticipated leasing costs and working capital requirements at the property. This decision is based on the expectation of the return of such additional investment, plus a reasonable profit thereon, from future property operations, sale or refinancing.

     The joint venture must escrow with the lender any excess cash flow (as defined) due to the terms of the current property indebtedness (as modified and extended in 1995). An amount of $157,321 has been escrowed with the lender as of the date of this report.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environment. During the first quarter of 1996, occupancy had dropped to 85% but increased to 88% in the second quarter. Currently, as leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to Venture working capital sources and reserves.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,664 Interests in the Partnership between $70 and $85 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 922 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,205,700. Such funds are available for distributions to partners and working capital requirements of which approximately $975,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in escrow deposits and the related accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties. Also contributing to the increase in escrow deposits is the escrowing of any excess cash flow (as defined) with the lender due to the terms of the current property indebtedness (as modified and extended in 1995) at the One Woodfield Lake investment property.

     The decrease in mortgage and other interest for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the 1995 debt extension and modification which reduced the monthly effective mortgage loan interest cost at the One Woodfield Lake investment property.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois. .        88%       88%        88%       88%     89%      90%

2.  Westdale Mall
      Cedar Rapids, Iowa. . .        93%       94%        94%       94%     85%      88%






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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996