Form 10-Q/A
period 1996-09-30
JMB INCOME PROPERTIES LTD VII
filed 1996-11-25
CIK 313019

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     Item 6.  Exhibits and Reports on Form 8-K.  Page 13
              (and exhibits thereto)


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




Dated:  November 25, 1996




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

            3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

            27.   Financial Data Schedule

      --------------------

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                                  13