Form 10-K
period 1996-12-31
JMB INCOME PROPERTIES LTD VII
filed 1997-03-27
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                  Commission file number 0-9555


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




                              TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   6

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .   6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .   6

Item 6.       Selected Financial Data. . . . . . . . . . . . .   7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  13

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .  17

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosures. . . . . . . . . . . . . .  38


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .  38

Item 11.      Executive Compensation . . . . . . . . . . . . .  41

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .  42

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .  43


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .  43


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  45











                                      i




                                   PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's remaining real estate investments are located in the states of Iowa and Illinois. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2028. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION (e)               SIZE       PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------    --------   ----------------------         ---------------------
Two Penn Center Plaza
 office building
 Philadelphia,
 Pennsylvania. . . . . .      502,000 sq. ft.  12-1-79           6-25-86                fee ownership of land and
                                  n.r.a.                                                improvements (through
                                                                                        joint venture partnership)

Huron Mall
 shopping center
 Huron, South Dakota . .      155,000 sq. ft.  5-1-80            1-21-88                fee ownership of improve-
                                  g.l.a.                                                ments and ground lease-
                                                                                        hold interest in land

One Woodfield Lake
 office building
 Schaumburg, Illinois. .      204,000 sq. ft.  6-4-80              14%                  fee ownership of land and
                                  n.r.a.                                                improvements (through joint
                                                                                        venture partnership) (c)(f)

Westdale Mall
 shopping center
 Cedar Rapids, Iowa. . .      733,000 sq. ft.  9-19-80             20%                  fee ownership of improve-
                                  g.l.a.                                                ments and ground lease-
                                                                                        hold interest in land
                                                                                        (through joint venture
                                                                                        partnership) (c)(d)(f)

Clackamas Town Center
 shopping center
 Clackamas County,
 Oregon. . . . . . . . .      435,000 sq. ft.  1-20-81           1-30-92                fee ownership of improve-
                                  g.l.a.                                                ments and ground lease-
                                                                                        hold interest in land
                                                                                        (through joint venture
                                                                                        partnership)

Oklahoma Distribution
 Center
 industrial warehouse
 Oklahoma City,
 Oklahoma. . . . . . . .      465,000 sq. ft.  3-12-81           7-1-92                 fee ownership of land and
                                                                                        improvements




---------------

       (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

       (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

       (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership made this real property investment.

       (d) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

       (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

       (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.





     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment properties held at December 31, 1996 are adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

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

     The following is a listing of principal businesses or occupations and approximate physical occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                                   1995                        1996
                                                         -------------------------   -------------------------
                                                         At     At     At      At     At     At     At     At
                                  Principal Business    3/31   6/30   9/30   12/31   3/31   6/30   9/30  12/31
                                  ------------------    ----   ----   ----   -----   ----   ----  -----  -----
1. One Woodfield Lake
    Schaumburg,                   Insurance
    Illinois . . . . . . . . .    Business Machines      88%    88%    88%     88%    89%    90%    98%    98%

2. Westdale Mall
    Cedar Rapids, Iowa . . . .    Retail                 93%    94%    94%     94%    85%    88%    89%    91%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.




                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 5,498 record holders of the 60,500 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners. The mortgage loan secured by the One Woodfield Lake office building restricts the use by One Woodfield Lake Associates of the cash flow from that property as more fully discussed in the Notes.







ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                              YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                    (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                  1996           1995            1994           1993           1992
                             -------------  -------------    -----------    ------------   ------------
Total income . . . . . . . . $  11,913,468     12,143,574     11,561,134      11,342,933     12,693,056
                             =============  =============    ===========    ============   ============
Operating earnings
 (loss). . . . . . . . . . . $    (641,349)      (403,150)      (735,519)       (934,865)       499,638
Venture partners'
 share of ventures'
 operations. . . . . . . . .       188,378         99,566        204,336         327,194        280,152
                             -------------  -------------    -----------    ------------   ------------
Net operating earnings
 (loss). . . . . . . . . . .      (452,971)      (303,584)      (531,183)       (607,671)       779,790
Gain on sale of
 investment properties,
 net of venture
 partner's share . . . . . .         --             --             --              --        19,415,770
                             -------------  -------------    -----------    ------------   ------------
Net earnings (loss). . . . . $    (452,971)      (303,584)      (531,183)       (607,671)    20,195,560
                             =============  =============    ===========    ============   ============
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss) . . . . . $       (7.19)         (4.82)         (8.43)          (9.64)         12.37
  Gain on sale of
   investment properties,
    net of venture
    partner's share. . . . .         --             --             --              --            290.41
                             -------------  -------------    -----------    ------------   ------------
Net earnings (loss). . . . . $       (7.19)         (4.82)         (8.43)          (9.64)        302.78
                             =============  =============    ===========    ============   ============
Total assets . . . . . . . . $  34,058,072     35,848,308     37,210,551      38,663,940     45,183,896
Long-term debt (net
 of unamortized
 discounts). . . . . . . . . $  32,736,988     33,082,901     21,059,132      33,666,734     21,577,752
Cash distributions
 per Interest (c). . . . . . $       10.00           8.00           8.00           38.00         439.85
                             =============  =============    ===========    ============   ============





---------------

       (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

       (b) The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period.

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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

One Woodfield       a)    The net rentable area ("NRA") occupancy rate and average base rent
Lake Office Plaza:        per square foot as of December 31 for each of
                          the last five years were as follows:

                                                        NRA              Avg. Base Rent Per
                           December 31,            Occupancy Rate        Square Foot (1)
                           ------------            --------------        ------------------
                           1992                    90%                    13.97
                           1993                    89%                    15.28
                           1994                    87%                    15.46
                           1995                    88%                    14.89
                           1996                    98%                    13.48

                           (1)  Average gross base rent per square foot is based on NRA occupied as of December 31 of each year.
                           (2)  Gross base rents do not include tenant allowances or certain other leasing concessions.

                                                                     Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants         Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------         -----------  ---------   ---------------  -----------------
                            US Life Insurance           58,374       $1,109,020  8/2006           1-5 Year Term
                            (Insurance Company)

                            John Hancock
                            Mutual Life                 53,334          668,251  8/2000           N/A
                            (Insurance Company)

                            Xerox Corporation           37,872          478,646  4/2002           2-5 Year Terms
                            (Business Machines)






                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the One Woodfield Lake Office Plaza:

                                                                                  Annualized         Percent of
                                              Number of         Approx. Total     Base Rent          Total 1996
                            Year Ending       Expiring          NRA of Expiring   of Expiring        Base Rent
                            December 31,      Leases            Leases (1)        Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                            1997                4                  5,279              77,988            2%
                            1998                6                 19,675             142,685            4%
                            1999                2                  3,863              67,382            2%
                            2000                3                 57,267             734,846           22%
                            2001                4                 19,147             295,067            9%
                            2002                1                 37,872             795,312           23%
                            2003               --                  --                  --              --
                            2004               --                  --                  --              --
                            2005               --                  --                  --              --
                            2006                1                 58,374           1,295,817           38%

                            (1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.






Property
--------

Westdale Mall:      a)      The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of
                            the last five years were as follows:

                                                        GLA              Avg. Base Rent Per
                            December 31,           Occupancy Rate        Square Foot (1)
                            ------------           --------------        ------------------
                            1992                     96%                    6.97
                            1993                     90%                    7.64
                            1994                     92%                    7.72
                            1995                     94%                    7.74
                            1996                     91%                    7.66

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
                            (Grocery Store)





                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Westdale Mall:

                                                                                  Annualized         Percent of
                                              Number of         Approx. Total     Base Rent          Total 1996
                            Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                            December 31,      Leases            Leases (1)        Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                            1997                 8                13,170           196,773            4%
                            1998                 9                15,351           308,978            6%
                            1999                16                68,899           738,325           14%
                            2000                14                78,809           777,214           15%
                            2001                 6                25,921           316,964            6%
                            2002                 9                22,836           354,254            7%
                            2003                 7                20,637           346,731            7%
                            2004                 5                13,305           230,070            4%
                            2005                 7                41,618           460,382            9%
                            2006                 4                 6,908           199,317            4%

                            (1) Excludes leases that expire in 1997 for which renewal leases of leases with replacement tenants have been executed as of March 21, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $54,700,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 2,965 Interests in the Partnership between $70 and $90 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, such offers have expired and the Partnership is aware that 1,389.58 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,877,000. Such funds are available for distributions to partners and for working capital requirements including costs to be incurred for capital additions and tenant improvements at Westdale Mall and the Partnership's portion of tenant improvement costs which may be incurred at One Woodfield Lake. The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $1,206,900 for tenant improvements and other capital expenditures, primarily at Westdale Mall as discussed below. The Partnership's share of such items in 1997 is currently budgeted to be approximately $870,300. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents and short-term investments noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the One Woodfield Lake investment property to be a significant source of short-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.





     ONE WOODFIELD LAKE

     The Schaumburg, Illinois office market in which One Woodfield Lake office building is located has improved during 1996. This has resulted in the property being currently 100% leased. During the year, the joint venture finalized an agreement with a major tenant (U.S. Life, approximately 52,000 square feet) to extend the expiration date of its original lease from 2000 to 2006 and to expand its premises by 5,900 square feet to approximately 58,000 square feet. In return, the joint venture reduced the rental rate effective immediately, with the new rental rate approximating current market rental rates. In addition, the joint venture has renewed for five years at a rate which approximates current market rates another major tenant (Xerox, approximately 38,000 square feet or 21% of the leasable square footage of the building) whose lease had been scheduled to expire in 1997.

     Based upon improving property operating and market conditions, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996.

     The joint venture must escrow with the lender any excess cash flow (as defined) due to the terms of the current property indebtedness (as modified and extended to September 1998 in 1995). As of the date of this report, $141,131 has been escrowed with the lender which may be used (subject to lender approval) for future deficits, leasing costs or capital improvements.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environment. During 1996, occupancy had dropped to 91%. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. In addition, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996.

     GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of operating cash flow commencing with the 1996 distributions. The Partnership has also sought loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental collections.

     The increase in escrow deposits and restricted funds at December 31, 1996 as compared to December 31, 1995 is primarily due to the continuing requirement at the One Woodfield Lake investment property to escrow with the lender any property excess cash flow (as defined).

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for property operating expenses at the Partnership's investment properties.

     The decrease in rental income and the related increase in venture partner's share of ventures' loss for 1996 as compared to 1995 is primarily due to the write-off in 1996 of previously accrued rents receivable due to the 1996 extension and modification of a major tenant lease at the One Woodfield Lake investment property as discussed above. The increase in rental income for 1995 as compared to 1994 is primarily due to increased occupancy in 1995 at the Westdale Mall investment property.

     The increase in interest income for 1996 as compared to 1995 and 1994 is primarily due to an increase in the Partnership's average investment balance in U.S. Government obligations and other investments in 1996 and to the higher yields received in 1996 related to these investments held by the Partnership.

     The increase in property operating expenses for 1996 as compared to 1995 is primarily due to increased real estate taxes at the One Woodfield Lake investment property. Such costs are partially recoverable from tenants. The increase in property operating expenses for 1995 as compared to 1994 is primarily due to increased repair and maintenance expenses at the Westdale Mall investment property, a portion of which are recoverable from tenants.

     The increase in professional services for 1996 as compared to 1995 and 1994 is primarily due to expenses incurred in connection with tender offer matters, as discussed above.

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





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES


                                    INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                             KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997






                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 1996 AND 1995

                                                       ASSETS
                                                       ------
                                                                                   1996               1995
                                                                               ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $  6,876,686         6,182,420
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .          976,723         1,249,417
  Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . .          731,964           414,466
                                                                               ------------       -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        8,585,373         7,846,303
                                                                               ------------       -----------

Investment properties, at cost - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            1,394,540
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .            --           59,219,726
                                                                               ------------       -----------
                                                                                      --           60,614,266
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            --           38,155,769
                                                                               ------------       -----------

    Total properties held for investment,
       net of accumulated depreciation . . . . . . . . . . . . . . . . . .            --           22,458,497

  Properties held for sale or disposition. . . . . . . . . . . . . . . . .       20,460,067             --
                                                                               ------------       -----------

    Total investment properties. . . . . . . . . . . . . . . . . . . . . .       20,460,067        22,458,497

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,228,677         1,126,436
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .        1,226,540         1,947,136
Venture partners' deficit in venture . . . . . . . . . . . . . . . . . . .        2,557,415         2,469,936
                                                                               ------------       -----------

                                                                               $ 34,058,072        35,848,308
                                                                               ============       ===========





                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------

                                                                                   1996               1995
                                                                               ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .     $    345,913           306,980
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,136,735           946,999
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          277,345           280,863
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .        2,219,287         2,214,272
                                                                               ------------       -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .        3,979,280         3,749,114
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .          184,601           222,631
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .       32,736,988        33,082,901
                                                                               ------------       -----------

Commitments and contingencies

    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       36,900,869        37,054,646
                                                                               ------------       -----------
Venture partners' subordinated equity in venture . . . . . . . . . . . . .        1,120,019         1,631,431
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
    Cumulative net earnings  . . . . . . . . . . . . . . . . . . . . . . .        1,050,946         1,069,065
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (8,045,308)       (7,978,262)
                                                                               ------------       -----------
                                                                                 (6,993,362)       (6,908,197)
                                                                               ------------       -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       54,676,276        54,676,276
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .       48,941,597        49,376,449
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .     (100,587,327)      (99,982,297)
                                                                               ------------       -----------
                                                                                  3,030,546         4,070,428
                                                                               ------------       -----------
              Total partners' capital accounts (deficits). . . . . . . .         (3,962,816)       (2,837,769)
                                                                               ------------       -----------
                                                                               $ 34,058,072        35,848,308
                                                                               ============       ===========


                            See accompanying notes to consolidated financial statements.




                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996              1995              1994
                                                            ------------      ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .      $ 11,519,926        11,836,675        11,306,831
  Interest income. . . . . . . . . . . . . . . . . . .           393,542           306,899           254,303
                                                            ------------      ------------      ------------
                                                              11,913,468        12,143,574        11,561,134
                                                            ------------      ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .         3,524,875         3,710,008         3,786,615
  Depreciation . . . . . . . . . . . . . . . . . . . .         2,343,167         2,320,865         2,313,741
  Property operating expenses. . . . . . . . . . . . .         6,173,609         6,135,852         5,804,439
  Professional services. . . . . . . . . . . . . . . .           136,115            97,224           108,414
  Amortization of deferred expenses. . . . . . . . . .           235,779           210,956           200,877
  General and administrative . . . . . . . . . . . . .           141,272            71,819            82,567
                                                            ------------      ------------      ------------
                                                              12,554,817        12,546,724        12,296,653
                                                            ------------      ------------      ------------
       Operating earnings (loss) . . . . . . . . . . .          (641,349)         (403,150)         (735,519)
Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . . .           188,378            99,566           204,336
                                                            ------------      ------------      ------------
          Net earnings (loss). . . . . . . . . . . . .      $   (452,971)         (303,584)         (531,183)
                                                            ============      ============      ============
Net earnings (loss) per
 limited partnership interest. . . . . . . . . . . . .      $      (7.19)            (4.82)            (8.43)
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




                                             JMB INCOME PROPERTIES, LTD. - VII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS,
                             NET                                         NET OF         NET
                CONTRI-    EARNINGS        CASH                         OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
                -------   ----------   -------------   -----------    -----------   ----------  -------------  -----------

Balance
 (deficit) at
 December 31,
 1993. . . . .   $1,000    1,102,455     (7,870,698)   (6,767,243)    54,676,276    50,177,826   (99,014,217)   5,839,885

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest) . .     --           --          (53,782)      (53,782)         --            --         (484,040)    (484,040)
Net earnings
 (loss). . . .     --        (21,247)         --          (21,247)         --         (509,936)        --        (509,936)
                -------   ----------   ------------    ----------     ----------    ----------   -----------   ----------
Balance
 (deficit) at
 December 31,
 1994. . . . .    1,000    1,081,208     (7,924,480)   (6,842,272)    54,676,276    49,667,890   (99,498,257)   4,845,909

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest) . .     --          --           (53,782)      (53,782)         --            --         (484,040)    (484,040)
Net earnings
 (loss). . . .     --        (12,143)         --          (12,143)         --         (291,441)        --        (291,441)
                -------   ----------   ------------    ----------     ----------    ----------   -----------   ----------




                                             JMB INCOME PROPERTIES, LTD. - VII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                    LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS,
                             NET                                         NET OF         NET
                CONTRI-    EARNINGS        CASH                         OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
                -------   ----------   -------------   -----------    -----------   ----------  -------------  -----------
Balance
 (deficit) at
 December 31,
 1995. . . . .    1,000    1,069,065     (7,978,262)   (6,908,197)    54,676,276    49,376,449   (99,982,297)   4,070,428

Cash distri-
 butions
 ($10.00)
 per limited
 partnership
 interest) . .     --           --          (67,046)      (67,046)         --            --         (605,030)    (605,030)
Net earnings
 (loss). . . .     --        (18,119)          --         (18,119)         --         (434,852)        --        (434,852)
                -------   ----------   ------------    ----------     ----------    ----------   -----------   ----------
Balance
 (deficit) at
 December 31,
 1996. . . . .  $ 1,000    1,050,946     (8,045,308)   (6,993,362)    54,676,276    48,941,597  (100,587,347)   3,030,546
                =======   ==========   ============    ==========     ==========    ==========   ===========   ==========













                               See accompanying notes to consolidated financial statements.




                                             JMB INCOME PROPERTIES, LTD. - VII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996             1995               1994
                                                              -----------       -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $  (452,971)         (303,584)         (531,183)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .        2,343,167         2,320,865         2,313,741
    Amortization of deferred expenses. . . . . . . . . .          235,779           210,956           200,877
    Amortization of discounts on
      long-term debt . . . . . . . . . . . . . . . . . .          226,736           215,762           200,368
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . . . . . . .         (188,378)          (99,566)         (204,336)
  Changes in:
    Interest, rents and other receivables. . . . . . . .          993,290          (110,319)         (253,347)
    Escrow deposits and restricted funds . . . . . . . .         (317,498)          383,648           (79,059)
    Accounts payable . . . . . . . . . . . . . . . . . .          189,736           (84,082)          (84,765)
    Accrued interest . . . . . . . . . . . . . . . . . .           (3,518)           (3,217)           (2,942)
    Accrued real estate taxes. . . . . . . . . . . . . .            5,015            38,400            15,000
    Tenant security deposits . . . . . . . . . . . . . .          (38,030)          130,202           (42,891)
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        2,993,328         2,699,065         1,531,463
                                                              -----------       -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments . . . . . . . . . . . . . . .            --            1,956,495         2,446,978
  Additions to investment properties
    (net of related payables). . . . . . . . . . . . . .         (344,737)         (118,281)         (302,328)
  Payment of deferred expenses . . . . . . . . . . . . .         (338,020)         (331,734)         (289,313)
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .         (682,757)        1,506,480         1,855,337
                                                              -----------       -----------       -----------





                                             JMB INCOME PROPERTIES, LTD. - VII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1996             1995               1994
                                                              -----------       -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .         (533,716)         (488,192)         (446,558)
  Distributions to venture partners. . . . . . . . . . .         (410,513)         (480,972)         (304,829)
  Distributions to limited partners. . . . . . . . . . .         (605,030)         (484,040)         (484,040)
  Distributions to general partners. . . . . . . . . . .          (67,046)          (53,782)          (53,782)
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (1,616,305)       (1,506,986)       (1,289,209)
                                                              -----------       -----------       -----------
          Net increase in cash
            and cash equivalents . . . . . . . . . . . .          694,266         2,698,559         2,097,591
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        6,182,420         3,483,861         1,386,270
                                                              -----------       -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 6,876,686         6,182,420         3,483,861
                                                              ===========       ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . . . . . . .      $ 3,301,657         3,497,463         3,589,189
                                                              ===========       ===========       ===========
  Non-cash investing and financing activities. . . . . .      $     --                --                --
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




                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through joint ventures) two real estate investments. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, One Woodfield Lake ("Woodfield"), Westdale Associates ("Westdale") and Properties Partners - the former owner of Clackamas Town Center Associates
("Clackamas"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                                        1996                                 1995
                                                      -------------------------------------------------------------
                                                              TAX BASIS                            TAX BASIS
                                           GAAP BASIS        (UNAUDITED)        GAAP BASIS        (UNAUDITED)
                                          ------------       ----------        ------------       ----------
Total assets . . . . . . . . . . . .       $34,058,072           705,034        35,848,308         1,011,495
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . .        (6,993,362)       (3,755,544)       (6,908,197)       (3,701,749)
  Limited partners . . . . . . . . .         3,030,546         4,412,427         4,070,428         4,699,418
Net earnings (loss):
  General partners . . . . . . . . .           (18,119)           13,251           (12,143)           (4,039)
  Limited partners . . . . . . . . .          (434,852)          318,036          (291,441)         (124,519)
Net earnings (loss)
 per limited partner-
 ship interest . . . . . . . . . . .             (7.19)             5.26             (4.82)            (2.06)
                                           ===========        ==========        ==========        ==========





     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax reporting purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,279,536 and $5,283,023 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, two office buildings, three shopping centers and an industrial warehouse as investments. Four properties have been sold by the Partnership. Both of the remaining properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                                 YEARS
                                                                 -----
        Improvements (new)--straight-line or
          150% declining balance . . . . . . . . . . . . .        5-35
        Personal property (used)--straight-line or
          150% declining balance . . . . . . . . . . . . .        5-10
        Personal property (new)--straight-line or
          200% declining balance . . . . . . . . . . . . .        5-10
                                                                  ====




     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     As of December 31, 1996, the Partnership has committed to a plan to sell the Westdale and One Woodfield Lake investment properties. Accordingly, these properties have been classified at December 31, 1996 as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were ($563,217), ($357,656) and ($523,204), respectively, for the years ended December 31, 1996, 1995 and 1994.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to two operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $35,585,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one office building and one regional shopping mall. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described below.

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





INVESTMENT PROPERTIES

     ONE WOODFIELD LAKE

     The Partnership owns an 80% general partnership interest in an existing joint venture whose sole investment is an office building in Schaumburg, Illinois. The venture agreement, as amended, provides that the Partnership has a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts is to be distributed to the venture partners; any remaining net cash receipts are to be distributed 80% to the Partnership and 20% to the venture partners. As of December 31, 1996, cumulative preference payments to the Partnership are in arrears in the amount of $5,778,500.

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

     An affiliate of the developer manages the property pursuant to a long-term agreement which provides for a management fee of approximately $68,300 for 1996, subject to annual increases based upon a formula relating to the Consumer Price Index.

     The long-term mortgage note secured by the One Woodfield Lake office building matured on September 1, 1995. The joint venture signed an extension of the maturity date of the mortgage loan until September 1, 1998 and a reduction in the interest rate. Though the monthly mortgage loan payments decline as a result of this agreement, any excess cash flow, as defined, must be escrowed with the lender and which may be used (subject to lender approval) for future deficits, leasing costs and capital improvements. The joint venture is current in its payments to the mortgage lender under the agreement as of the date of this report. In 1996, the joint venture produced cash flow, and therefore, escrowed $141,131 as required by the loan modification.

     WESTDALE MALL

     The Partnership owns, through a joint venture partnership with the seller, an interest in Westdale Mall shopping center. The venture agreement provides that the first $1,267,500 of net cash receipts shall be distributed 64.7% to the Partnership and 35.3% to the venture partner; all remaining annual net cash receipts are to be distributed 45.5% to the Partnership, 24.8% to the venture partner and 29.7% to the ground lessor as additional rent. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture, after payment to the ground lessor of the amounts described below. As required by the venture agreement, any deficit from operations is to be funded 45.5% by the Partnership and 54.5% by the venture partner.

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





LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and
1995:
                                                1996              1995
                                            -----------       -----------
8.25% (9.875% prior to
 September 1, 1995)
 mortgage note, secured
 by an office building in
 Schaumburg, Illinois; balance
 payable in monthly installments
 (interest only) of $84,774
 from September 1, 1995
 through maturity on Septem-
 ber 1, 1998.  . . . . . . . . . . . . .    $12,330,749        12,330,749

8-3/4% - 10-3/8% mortgage notes,
 due at various dates from
 March 1, 2010 to July 1, 2015;
 secured by a leasehold and
 shopping center in Cedar Rapids,
 Iowa; payable in monthly
 installments aggregating
 $234,841 (including interest).
 Balances are net of $4,396,833
 in 1996 and $4,623,569 in 1995
 of unamortized discounts based
 on imputed interest rates of 12%. . . .    20,752,152        21,059,132
                                           -----------        ----------
     Total debt. . . . . . . . . . . . .    33,082,901        33,389,881
     Less current portion
      of long-term debt. . . . . . . . .       345,913           306,980
                                           -----------        ----------
     Total long-term debt. . . . . . . .   $32,736,988        33,082,901
                                           ===========        ==========

     Five-year maturities of long-term debt (net of unamortized discounts) are summarized as follows:

                          1997 . . . . . . . . . . .     $   345,913
                          1998 . . . . . . . . . . .      12,720,532
                          1999 . . . . . . . . . . .         439,217
                          2000 . . . . . . . . . . .         494,921
                          2001 . . . . . . . . . . .         557,690
                                                         ===========


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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership's and its consolidated ventures' principal assets consist of one shopping center and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to twenty-seven years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.





     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

                Office Building:
                   Cost. . . . . . . . . . . . . . .     $ 19,043,867
                   Accumulated depreciation. . . . .       12,955,499
                                                         ------------
                                                            6,088,368
                                                         ------------
                Shopping Center:
                   Cost. . . . . . . . . . . . . . .       41,915,136
                   Accumulated depreciation. . . . .       27,543,437
                                                         ------------
                                                           14,371,699
                                                         ------------
                                                         $ 20,460,067
                                                         ============

    Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                1997 . . . . . . . . . . . . . . . .     $ 7,535,268
                1998 . . . . . . . . . . . . . . . .       7,524,240
                1999 . . . . . . . . . . . . . . . .       6,995,229
                2000 . . . . . . . . . . . . . . . .       5,833,524
                2001 . . . . . . . . . . . . . . . .       4,906,642
                Thereafter . . . . . . . . . . . . .      18,536,728
                                                         -----------
                       Total . . . . . . . . . . . .     $51,331,631
                                                         ===========

     Contingent rent (based on sales by property tenants) included in con-solidated rental income was as follows for the years ended December 31, 1996, 1995 and 1994:

                1994 . . . . . . . . . . . . . . . .         $578,166
                1995 . . . . . . . . . . . . . . . .          656,128
                1996 . . . . . . . . . . . . . . . .          793,567
                                                             ========

     LEASES - PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Westdale venture leases the land underlying the Cedar Rapids, Iowa shopping center from the Partnership's venture partner. The lease has a remaining term of approximately 42 years with options to extend the lease for two additional ten-year periods. The lease requires the venture to pay all costs and expenses of the property, including maintenance, insurance and real estate taxes. The lease provides for annual base rent of $848,900 plus additional rent based upon gross income from certain tenants and annual cash flow in excess of specified levels as described in the Notes. The lease further provides that upon sale of the Westdale Mall shopping center the Westdale venture may require the lessor to convey a portion of the leased land to the purchaser as part of the sale. As consideration for such conveyance, the lessor is entitled to receive the first $5,872,000 of net sales proceeds plus 29.7% of any net sales proceeds in excess of $19,784,000.

     Total rental expense for the years ended December 31, 1996, 1995 and 1994 under the above operating leases was $1,080,250, $1,071,906 and $1,096,231, respectively, and consisted substantially of minimum rent.





     Future minimum rental commitments under the above operating lease are as follows:

                1997 . . . . . . . . . . . . . . . .      $   848,900
                1998 . . . . . . . . . . . . . . . .          848,900
                1999 . . . . . . . . . . . . . . . .          848,900
                2000 . . . . . . . . . . . . . . . .          848,900
                2001 . . . . . . . . . . . . . . . .          848,900
                Thereafter . . . . . . . . . . . . .       31,409,300
                                                          -----------
                     Total . . . . . . . . . . . . .      $35,653,800
                                                          ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                                     1996      1995     1994      1996
                                    ------    ------   ------  ------------
Reimbursement (at cost) for
  other out-of-pocket expenses .    $3,992    10,481    3,429        --
                                    ------    ------   ------      ------

                                    $3,992    10,481    3,429        --
                                    ======    ======   ======      ======










                                                                                                   SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1996



                                                               COSTS
                                                            CAPITALIZED
                                    INITIAL COST TO          SUBSEQUENT              GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)       TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                               -------------------------   --------------       ------------------------------------
                                LAND AND     BUILDINGS      BUILDINGS                       BUILDINGS
                                LEASEHOLD      AND            AND                              AND
                 ENCUMBRANCE    INTEREST    IMPROVEMENTS   IMPROVEMENTS          LAND      IMPROVEMENTS    TOTAL (D)
                 -----------   -----------  ------------  ---------------     ----------   ------------  -----------

SHOPPING CENTERS:

Cedar Rapids,
 Iowa (C). . .   $20,752,152        --        35,020,531        6,894,605        --  (F)     41,915,136   41,915,136

OFFICE BUILDING:

Schaumburg,
 Illinois
 (C) . . . . .    12,330,749     1,394,540    15,543,480        2,105,847      1,394,540     17,649,327   19,043,867
                 -----------     ---------    ----------       ----------      ---------     ----------   ----------
    Total. . .   $33,082,901     1,394,540    50,564,011        9,000,452      1,394,540     59,564,463   60,959,003
                 ===========     =========    ==========       ==========      =========     ==========   ==========






                                                                                                   SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         IN LATEST
                                                                                        STATEMENT OF         1996
                                       ACCUMULATED            DATE OF       DATE         OPERATIONS      REAL ESTATE
                                      DEPRECIATION(E)      CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------      ------------  ----------   ---------------    -----------
SHOPPING CENTERS:

Cedar Rapids,
 Iowa (C). . . . . . . . . . . . . .      $27,543,437          1980        09/19/80        5-35 years      1,192,460

OFFICE BUILDING:

Schaumburg,
 Illinois
 (C) . . . . . . . . . . . . . . . .       12,955,499          1980        06/04/80        5-35 years        955,028
                                          -----------                                                      ---------
    Total. . . . . . . . . . . . . .      $40,498,936                                                      2,147,488
                                          ===========                                                      =========

------------------

Notes:

       (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $56,045,283.

       (C)  The properties are owned and operated by joint ventures.






                                                                                                   SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)  Reconciliation of real estate owned:

                                                                  1996              1995               1994
                                                              ------------      ------------      ------------
                Balance at beginning of period . . . . .      $ 60,614,266        60,495,985        59,865,786
                Additions during period. . . . . . . . .           344,737           118,281           630,199
                                                              ------------      ------------      ------------
                Balance at end of period . . . . . . . .      $ 60,959,003        60,614,266        60,495,985
                                                              ============      ============      ============

       (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period . . . . .      $ 38,155,769        35,834,904        33,521,163
                Depreciation expense . . . . . . . . . .         2,343,167         2,320,865         2,313,741
                                                              ------------      ------------      ------------
                Balance at end of period . . . . . . . .      $ 40,498,936        38,155,769        35,834,904
                                                              ============      ============      ============

       (F)  Property operated under ground lease.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1996 and 1995.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December of 1990.
He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of USC, Inc. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994 cash distributions of $67,046, $53,782 and $53,782 were paid, respectively, to the General Partners.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Managing General Partner was due reimbursement for such out-of-pocket expenses in the amount of $3,992, all of which was paid as of December 31, 1996.

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

     Reference is made to Item 10 for information concerning the ownership of the Managing General Partner.

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

                    3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q as amended (File No. 0-9555) dated November 8, 1996.

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

                    4-C. Mortgage loan modification and extension agreement concerning the mortgage loan secured by the One Woodfield Lake Office Building in Schaumburg, Illinois dated May 1, 1995 is incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-9555) dated March 25, 1996.

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

                    21.   List of Subsidiaries.

                    24.   Powers of Attorney

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

         (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report

     No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

                  JMB INCOME PROPERTIES, LTD. - VII

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 21, 1997

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 21, 1997

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 21, 1997

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 21, 1997


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 21, 1997

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 21, 1997

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 21, 1997

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney

                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 21, 1997




                      JMB INCOME PROPERTIES, LTD. - VII

                                EXHIBIT INDEX



                                                      DOCUMENT
                                                   INCORPORATED
                                                   BY REFERENCE     PAGE
                                                   -------------    ----

3-A.       The Prospectus of the Partnership
           dated January 18, 1980                        Yes

3-B.       Amended and Restated Agreement
           of Limited Partnership                        Yes

3-C.       Acknowledgement of rights and
           duties of the General Partners
           of the Partnership                            Yes

4-A.       Mortgage loan agreement
           relating to One Woodfield Lake
           Office Building                               Yes

4-B.       Mortgage loan agreement
           relating to Westdale Mall                     Yes

4-C.       Mortgage loan modification
           and no extension agreement
           relating to the One Woodfield
           Lake Office Building                          Yes

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

10-B.      Acquisition documents
           related to the Westdale Mall                  Yes

10-C.      Sale documents related
           to the Clackamas Town Center                  Yes

10-D.      Sale documents related to
           the Oklahoma Distribution Center              Yes

21.        List of Subsidiaries                          No

24.        Powers of Attorney                            No

27.        Financial Data Schedule                       No