Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD VII
filed 1997-05-13
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997       Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1997           1996
                                                                           -------------  ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  7,186,162      6,876,686
    Interest, rents and other receivables . . . . . . . . . . . . . . .        1,086,223        976,723
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . .        1,088,760        731,964
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        9,361,145      8,585,373
                                                                            ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . . .       20,460,067     20,460,067

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,189,482      1,228,677
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        1,255,596      1,226,540
Venture partners' deficit in venture. . . . . . . . . . . . . . . . . .        2,562,431      2,557,415
                                                                            ------------    -----------
                                                                            $ 34,828,721     34,058,072
                                                                            ============    ===========



                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,     DECEMBER 31,
                                                                                1997          1996
                                                                           -------------   ------------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    356,394        345,913
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        1,063,969      1,136,735
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          276,416        277,345
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        2,889,444      2,219,287
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        4,586,223      3,979,280

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          206,247        184,601
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       32,643,861     32,736,988
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       37,436,331     36,900,869
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,168,414      1,120,019
Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        1,058,418      1,050,946
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (8,045,308)    (8,045,308)
                                                                            ------------    -----------
                                                                              (6,985,890)    (6,993,362)
                                                                            ------------    -----------
    Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       49,120,917     48,941,597
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (100,587,327)  (100,587,327)
                                                                            ------------    -----------
                                                                               3,209,866      3,030,546
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .       (3,776,024)    (3,962,816)
                                                                            ------------    -----------
                                                                            $ 34,828,721     34,058,072
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)


                                                                                 1997             1996
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,848,106       2,772,525
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        84,486          95,839
                                                                              -----------      ----------
                                                                                2,932,592       2,868,364
                                                                              -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       875,268         884,649
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            581,092
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .     1,622,422       1,352,227
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        39,200          49,531
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        59,247          58,064
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        35,684          47,273
                                                                              -----------      ----------
                                                                                2,631,821       2,972,836
                                                                              -----------      ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .       300,771        (104,472)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (113,979)         23,017
                                                                              -----------      ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   186,792         (81,455)
                                                                              ===========      ==========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      2.96           (1.29)
                                                                              ===========      ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --               2.00
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   186,792         (81,455)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            581,092
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        59,247          58,064
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .        58,388          55,658
    Venture partners' share of ventures' operations . . . . . . . . . . . .       113,979         (23,017)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      (138,556)        285,416
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .      (356,796)       (459,121)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (72,766)        258,547
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (929)           (850)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       670,157         555,631
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        21,646         (17,044)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       541,162       1,212,921
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --            (35,705)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (20,052)        (37,332)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       (20,052)        (73,037)
                                                                             ------------     -----------



                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (141,034)       (129,001)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (70,600)        (92,813)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (121,010)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (13,446)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (211,634)       (356,270)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       309,476         783,614

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,876,686       6,182,420
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  7,186,162       6,966,034
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    816,881         829,841
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Westdale and One Woodfield Lake investment properties. Accordingly, these properties have been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $198,037 and $(60,024), respectively, for the three months ended March 31, 1997 and 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1997        1996         1997
                                   ------      ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $3,166       1,343        1,802
                                   ======      ======        =====

     ONE WOODFIELD LAKE

     The Schaumburg, Illinois office market in which One Woodfield Lake office building is located improved during 1996 and continues to be strong.

This has resulted in the property being currently 100% leased. During 1996, the joint venture finalized an agreement with a major tenant (U.S. Life, approximately 52,000 square feet) to extend the expiration date of its original lease from 2000 to 2006 and to expand their premises by approximately 5,900 square feet to approximately 58,000 square feet. In return, the joint venture reduced the rental rate effective immediately, with the new rental rate approximating current market rental rates. In addition, the joint venture has renewed for five years at a rate which approximates current market rates another major tenant (Xerox, approximately 38,000 square feet or 21% of the leasable square footage of the building) whose lease had been scheduled to expire in 1997.

     The joint venture must escrow with the lender any excess cash flow (as defined) due to the terms of the current property indebtedness (as modified and extended to September 1998 in 1995). As of the date of this report, a total of $164,213 has been escrowed with the lender ($23,082 and $141,131 in 1997 and 1996, respectively), which may be used (subject to lender approval) for future deficits, leasing costs or capital improvements.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environ-ment. During the first quarter of 1997, occupancy has remained at 91%. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and the three months ended March 31, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $7,186,000. Such funds are available for distributions to partners and working capital requirements, of which approximately $1,528,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental collections primarily at the Westdale Mall investment property.

     The increase in escrow deposits and restricted funds and the related accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties. Also contributing to the increase in escrow deposits is the escrowing of any excess cash flow (as defined) with the lender ($23,082 and $141,131 in 1997 and 1996, respectively) due to the terms of the current property indebtedness (as modified and extended in 1995) at the One Woodfield Lake investment property.

     The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for property operating expenses.

     The increase in venture partners' subordinated equity in ventures at March 31, 1997 as compared to December 31, 1996 and the corresponding increase in venture partners' share of ventures' operations for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to no further depreciation expense being incurred on the Westdale and One Woodfield Lake investment properties as a result of these properties being identified as "held for sale or disposition" in accordance with SFAS 121 on December 31, 1996.

     The increase in rental income for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the increased occupancy at both the Westdale Mall and One Woodfield Lake investment properties.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily attributable to the suspension of depreciation, effective January 1, 1997 on the Westdale Mall and One Woodfield Lake investment properties, as the properties were classified as held for sale as of December 31, 1996 and therefore will not be subject to continued depreciation as of that date.

     The increase in property operating expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to increased real estate taxes at the One Woodfield Lake investment property. Such costs are partially recoverable from tenants.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois. .        89%       90%        98%       98%    100%

2.  Westdale Mall
      Cedar Rapids, Iowa. . .        85%       88%        89%       91%     91%



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

            3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q, as amended, (File No. 0-9555) dated November 8, 1996.

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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997