Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD VII
filed 1997-08-13
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997Commission File No. 0-9555




               JMB INCOME PROPERTIES, LTD. - VII
    (Exact name of registrant as specified in its charter)




                Illinois             36-2999384
      (State of organization)(IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL    60611
(Address of principal executive office)(Zip Code)




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

                       TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . .    3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . .   10



PART II   OTHER INFORMATION


Item 5.   Other Information. . . . . . . . . . . . . .   12

Item 6.   Exhibits and Reports on Form 8-K . . . . . .   13

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)


                                            ASSETS
                                            ------
                                                                   JUNE 30,    DECEMBER 31,
                                                                     1997         1996
                                                                 -------------------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . .    $  6,613,022    6,876,686
    Interest, rents and other receivables. . . . . . . . . . .       1,021,564      976,723
    Escrow deposits and restricted funds . . . . . . . . . . .       1,323,595      731,964
                                                                  ------------  -----------
            Total current assets . . . . . . . . . . . . . . .       8,958,181    8,585,373
                                                                  ------------  -----------

Investment properties held for sale or disposition . . . . . .      20,499,531   20,460,067

Deferred expenses  . . . . . . . . . . . . . . . . . . . . . .       1,170,498    1,228,677
Accrued rents receivable . . . . . . . . . . . . . . . . . . .       1,355,132    1,226,540
Venture partners' deficit in venture . . . . . . . . . . . . .       2,572,296    2,557,415
                                                                  ------------  -----------
                                                                  $ 34,555,638   34,058,072
                                                                  ============  ===========




                               JMB INCOME PROPERTIES, LTD. - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1997        1996
                                                                 ------------- ------------
Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . .    $    367,193      345,913
    Accounts payable . . . . . . . . . . . . . . . . . . . . .         883,271    1,136,735
    Accrued interest . . . . . . . . . . . . . . . . . . . . .         275,465      277,345
    Accrued real estate taxes. . . . . . . . . . . . . . . . .       2,927,625    2,219,287
                                                                  ------------  -----------
            Total current liabilities. . . . . . . . . . . . .       4,453,554    3,979,280

Tenant security deposits . . . . . . . . . . . . . . . . . . .         189,932      184,601
Long-term debt, less current portion . . . . . . . . . . . . .      32,547,913   32,736,988
                                                                  ------------  -----------
Commitments and contingencies

            Total liabilities. . . . . . . . . . . . . . . . .      37,191,399   36,900,869
                                                                  ------------  -----------
Venture partners' subordinated equity in venture . . . . . . .       1,207,558    1,120,019

Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .           1,000        1,000
      Cumulative net earnings (loss) . . . . . . . . . . . . .       1,066,481    1,050,946
      Cumulative cash distributions. . . . . . . . . . . . . .      (8,072,197)  (8,045,308)
                                                                  ------------  -----------
                                                                    (7,004,716)  (6,993,362)
                                                                  ------------  -----------
    Limited partners:
      Capital contributions, net of offering costs . . . . . .      54,676,276   54,676,276
      Cumulative net earnings (loss) . . . . . . . . . . . . .      49,314,448   48,941,597
      Cumulative cash distributions. . . . . . . . . . . . . .    (100,829,327)(100,587,327)
                                                                  ------------  -----------
                                                                     3,161,397    3,030,546
                                                                  ------------  -----------
            Total partners' capital accounts (deficits). . . .      (3,843,319)  (3,962,816)
                                                                  ------------  -----------
                                                                  $ 34,555,638   34,058,072
                                                                  ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30                    JUNE 30
                                         ----------------------------------------------------
                                                1997        1996         1997         1996
                                            -----------  ----------  -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . .  $ 2,903,387   2,845,385    5,751,493    5,617,910
  Interest income. . . . . . . . . . . . .       83,110      95,181      167,596      191,020
                                            -----------  ----------   ----------   ----------
                                              2,986,497   2,940,566    5,919,089    5,808,930
                                            -----------  ----------   ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .      868,387     882,408    1,743,655    1,767,057
  Depreciation . . . . . . . . . . . . . .        --        582,016        --       1,163,108
  Property operating expenses. . . . . . .    1,631,150   1,401,792    3,253,572    2,754,019
  Professional services. . . . . . . . . .       41,834      21,020       81,034       70,551
  Amortization of deferred expenses. . . .       59,247      57,996      118,494      116,060
  General and administrative . . . . . . .       49,106      31,064       84,790       78,337
                                            -----------  ----------   ----------   ----------
                                              2,649,724   2,976,296    5,281,545    5,949,132
                                            -----------  ----------   ----------   ----------
          Operating earnings (loss). . . .      336,773     (35,730)     637,544     (140,202)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . .     (135,179)     24,918     (249,158)      47,935
                                            -----------  ----------   ----------   ----------
          Net earnings (loss). . . . . . .  $   201,594     (10,812)     388,386      (92,267)
                                            ===========  ==========   ==========   ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . .  $      3.20        (.17)        6.16        (1.46)
                                            ===========  ==========   ==========   ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . .  $      4.00        4.00         4.00         6.00
                                            ===========  ==========   ==========   ==========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997           1996
                                                                   ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .  $   388,386       (92,267)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .        --        1,163,108
    Amortization of deferred expenses. . . . . . . . . . . . . . .      118,494       116,060
    Amortization of discounts on long-term debt. . . . . . . . . .      117,451       112,001
    Venture partners' share of ventures' operations. . . . . . . .      249,158       (47,935)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     (173,433)      242,875
    Escrow deposits and restricted funds . . . . . . . . . . . . .     (591,631)     (902,309)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (253,464)      (61,962)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .       (1,880)       (1,719)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      708,338       497,080
    Tenant security deposits . . . . . . . . . . . . . . . . . . .        5,331        (3,628)
                                                                   ------------   -----------
          Net cash provided by (used in) operating activities. . .      566,750     1,021,304
                                                                   ------------   -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .      (39,464)     (110,859)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (60,315)      (94,706)
                                                                   ------------   -----------
          Net cash provided by (used in) investing activities. . .      (99,779)     (205,565)
                                                                   ------------   -----------




                               JMB INCOME PROPERTIES, LTD. - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1997           1996
                                                                   ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (285,246)     (260,910)
  Distributions to venture partners. . . . . . . . . . . . . . . .     (176,500)     (128,113)
  Distributions to limited partners. . . . . . . . . . . . . . . .     (242,000)     (363,030)
  Distributions to general partners. . . . . . . . . . . . . . . .      (26,889)      (40,337)
                                                                   ------------   -----------
          Net cash provided by (used in) financing activities. . .     (730,635)     (792,390)
                                                                   ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .     (263,664)       23,349

          Cash and cash equivalents, beginning of year . . . . . .    6,876,686     6,182,420
                                                                   ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $  6,613,022     6,205,769
                                                                   ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $  1,628,084     1,656,776
                                                                   ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . . $      --            --
                                                                   ============   ===========
















                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - VII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale and One Woodfield Lake investment properties. Accordingly, these properties have been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $424,425 and $(103,244), respectively, for the six months ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are as follows:

                                                   Unpaid at
                                                   June 30,
                                1997      1996       1997
                               ------    ------  -------------
Reimbursement (at cost) for
  out-of-pocket expenses .     $4,077     1,343      1,155
                               ======    ======      =====

     ONE WOODFIELD LAKE

     The Schaumburg, Illinois office market in which One Woodfield Lake office building is located improved during 1996 and continues to be strong.

This has resulted in the property currently being 100% leased. During 1996, the joint venture finalized an agreement with a major tenant (U.S. Life, approximately 52,000 square feet) to extend the expiration date of its original lease from 2000 to 2006 and to expand its premises by approximately 5,900 square feet to approximately 58,000 square feet. In return, the joint venture reduced the rental rate effective immediately, with the new rental rate approximating current market rental rates. In addition, the joint venture has renewed for five years, at a rate which approximates current market rates, another major tenant (Xerox, approximately 38,000 square feet or 21% of the leasable square footage of the building) whose lease had been scheduled to expire in 1997.

     The joint venture must escrow with the lender any excess cash flow (as defined) due to the terms of the current property indebtedness (as modified and extended to September 1998 in 1995). As of June 30, 1997, approximately $140,000 rewards escrowed with the lender, which may be used (subject to lender approval) for future deficits, leasing costs or capital improvements.

     The Partnership is currently in discussions with the joint venture partner to explore the possibility of the joint venture partner buying the Partnership's interest in the venture. There can be no assurance that any agreement will be reached in this regard.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environ-ment. During the second quarter of 1997, occupancy decreased to 87%, 7% of which is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At June 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,613,000. Such funds are available for distributions to partners and working capital requirements, of which approximately $1,070,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% Interests in the Partnership between $70 and $90 per Interest. The Partnership recommended against acceptance of these offers on the basis, among other things, the offer price was inadequate. As of the date of this report, such offers have expired. The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership had been made aware that in June and late July of 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $100 and $129 per Interest. The Special Committee recommended against acceptance of the June 1997 offer, which expired in late July 1997, on the basis that, among other things, the offer price was inadequate. The Special Committee is currently in the process of formulating an opinion on the July 1997 offer which is currently scheduled to expire in mid-September 1997. As of the date of this report, the Partnership is aware that 4.43% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in escrow deposits and restricted funds and the related accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments of real estate taxes at the Partnership's investment properties. Also contributing to the increase in escrow deposits is the escrowing of any excess cash flow (as defined) with the lender due to the terms of the current property indebtedness (as modified and extended in 1995) at the One Woodfield Lake investment property.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for property operating expenses.

     The increase in venture partners' subordinated equity in ventures at June 30, 1997 as compared to December 31, 1996 and the corresponding increase in venture partners' share of ventures' operations for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to no further depreciation expense being incurred on the Westdale and One Woodfield Lake investment properties as a result of these properties being classified as "held for sale or disposition" in accordance with SFAS 121 on December 31, 1996.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily attributable to the suspension of depreciation, effective January 1, 1997 on the Westdale Mall and One Woodfield Lake investment properties, as the properties were classified as held for sale as of December 31, 1996 and therefore will not be subject to continued depreciation as of that date.

     The increase in property operating expenses for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to increased real estate taxes at the One Woodfield Lake investment property. Such costs are partially recoverable from tenants.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                         1996                             1997
                          -------------------------------------------------------------------
                                At        At       At       At      At     At     At      At
                               3/31      6/30     9/30    12/31    3/31   6/30   9/30   12/31
                               ----      ----     ----    -----    ----   ----  -----   -----
1.  One Woodfield Lake
      Schaumburg, Illinois      89%       90%      98%      98%    100%   100%

2.  Westdale Mall
      Cedar Rapids, Iowa .      85%       88%      89%      91%     91%    87%



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


              JMB INCOME PROPERTIES, LTD. - VII

              BY:   JMB Realty Corporation
                    (Managing General Partner)




                    By:  GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                    Date:August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                    Date:August 8, 1997