Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD VII
filed 1997-11-14
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                             Commission File No. 0-9555




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

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

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                    (UNAUDITED)


                                                      ASSETS
                                                      ------
                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1997            1996
                                                                                 -------------   ------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  7,061,107       6,876,686
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . .         1,039,012         976,723
    Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . .           433,507         731,964
                                                                                  ------------     -----------
            Total current assets . . . . . . . . . . . . . . . . . . . . . .         8,533,626       8,585,373
                                                                                  ------------     -----------

Investment properties held for sale or disposition . . . . . . . . . . . . .        20,896,930      20,460,067

Deferred expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,328,995       1,228,677
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         1,221,329       1,226,540
Venture partners' deficit in venture . . . . . . . . . . . . . . . . . . . .         2,443,990       2,557,415
                                                                                  ------------     -----------
                                                                                   $34,424,870      34,058,072
                                                                                  ============     ===========




                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1997            1996
                                                                                 -------------    ------------
Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .     $     378,320         345,913
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           851,558       1,136,735
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           257,795         277,345
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .         2,328,765       2,219,287
                                                                                  ------------     -----------
            Total current liabilities. . . . . . . . . . . . . . . . . . . .         3,816,438       3,979,280

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           171,358         184,601
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . .        32,449,057      32,736,988
                                                                                  ------------     -----------
Commitments and contingencies

            Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        36,436,853      36,900,869
                                                                                  ------------     -----------
Venture partners' subordinated equity in venture . . . . . . . . . . . . . .         1,160,591       1,120,019

Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000           1,000
      Cumulative net earnings (loss) . . . . . . . . . . . . . . . . . . . .         1,093,311       1,050,946
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (8,072,197)     (8,045,308)
                                                                                  ------------     -----------
                                                                                    (6,977,886)     (6,993,362)
                                                                                  ------------     -----------
    Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . . . .        54,676,276      54,676,276
      Cumulative net earnings (loss) . . . . . . . . . . . . . . . . . . . .        49,958,363      48,941,597
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .      (100,829,327)   (100,587,327)
                                                                                  ------------     -----------
                                                                                     3,805,312       3,030,546
                                                                                  ------------     -----------
            Total partners' capital accounts (deficits). . . . . . . . . . .        (3,172,574)     (3,962,816)
                                                                                  ------------     -----------
                                                                                  $ 34,424,870      34,058,072
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

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                       --------------------------     --------------------------
                                                           1997           1996           1997            1996
                                                       -----------     ----------    -----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .   $ 2,891,693      2,863,661      8,643,186       8,481,571
  Interest income. . . . . . . . . . . . . . . . . .        86,662        102,954        254,258         293,974
                                                       -----------     ----------     ----------      ----------
                                                         2,978,355      2,966,615      8,897,444       8,775,545
                                                       -----------     ----------     ----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .       857,800        880,099      2,601,455       2,647,156
  Depreciation . . . . . . . . . . . . . . . . . . .         --           581,554          --          1,744,662
  Property operating expenses. . . . . . . . . . . .     1,376,929      1,589,164      4,430,190       4,343,183
  Professional services. . . . . . . . . . . . . . .         2,390         17,647         83,424          88,198
  Amortization of deferred expenses. . . . . . . . .        59,247         57,995        177,741         174,055
  General and administrative . . . . . . . . . . . .        24,316         41,217        109,106         119,554
                                                       -----------     ----------     ----------      ----------
                                                         2,320,682      3,167,676      7,401,916       9,116,808
                                                       -----------     ----------     ----------      ----------
          Operating earnings (loss). . . . . . . . .       657,673       (201,061)     1,495,528        (341,263)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . .      (147,177)        57,297       (436,397)        105,232
                                                       -----------     ----------     ----------      ----------
          Net earnings (loss). . . . . . . . . . . .   $   510,496       (143,764)     1,059,131        (236,031)
                                                       ===========     ==========     ==========      ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . . . . .   $      8.10          (2.28)         16.81           (3.74)
                                                       ===========     ==========     ==========      ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . . .   $    --              --              4.00            6.00
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

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    (UNAUDITED)

                                                                                       1997              1996
                                                                                   ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,059,131         (236,031)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,744,662
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .        177,741          174,055
    Amortization of discounts on long-term debt. . . . . . . . . . . . . . . . .        177,186          169,028
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .        436,397         (105,232)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .        (57,078)         578,592
    Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . . . .        298,457       (1,164,970)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (285,177)         (94,575)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19,550)          (2,608)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        109,478        1,052,711
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,243)         (30,392)
                                                                                   ------------      -----------
          Net cash provided by (used in) operating activities. . . . . . . . . .      1,883,342        2,085,240
                                                                                   ------------      -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .       (436,863)        (326,486)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .       (278,059)        (154,364)
                                                                                   ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . .       (714,922)        (480,850)
                                                                                   ------------      -----------




                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                       1997              1996
                                                                                   ------------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .       (432,710)        (395,793)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .       (282,400)        (304,613)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .       (242,000)        (363,030)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .        (26,889)         (40,337)
                                                                                   ------------      -----------
          Net cash provided by (used in) financing activities. . . . . . . . . .       (983,999)      (1,103,773)
                                                                                   ------------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .        184,421          500,617

          Cash and cash equivalents, beginning of year . . . . . . . . . . . . .      6,876,686        6,182,420
                                                                                   ------------      -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . .   $  7,061,107        6,683,037
                                                                                   ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .   $  2,443,819        2,480,736
                                                                                   ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .   $     --                --
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

                         SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership and its consolidated ventures have or have previously committed to plans to sell the Westdale and One Woodfield Lake investment properties. Accordingly, both consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for such properties were $1,045,665 and $(264,527), respectively, for the nine months ended September 30, 1997 and 1996.

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

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are as follows:

                                                                Unpaid at
                                                              September 30,
                                       1997         1996          1997
                                      ------       ------     -------------
Reimbursement (at cost) for
  out-of-pocket expenses . . . .      $1,497        3,630          --
                                      ======       ======         =====

     ONE WOODFIELD LAKE

     The Schaumburg, Illinois office market in which One Woodfield Lake office building is located improved during 1996 and continues to be strong.

This has resulted in the property currently being 100% leased.

     The joint venture must escrow with the lender any excess cash flow (as defined) due to the terms of the current property indebtedness (as modified and extended to September 1998 in 1995). As of September 30, 1997, approximately $140,000 remains escrowed with the lender, which may be used (subject to lender approval) for future deficits, leasing costs or capital improvements.

     The Partnership approached the unaffiliated venture partners in One Woodfield with the intent to market and sell the Property. Per the One Woodfield venture agreement, the unaffiliated venture partners in One Woodfield held a right of first opportunity to purchase the Partnership's interest in the Property. This resulted in negotiations with the venture partners concerning the purchase of such interest. Accordingly, on October 10, 1997, the unaffiliated venture partners caused One Woodfield to redeem and retire the Partnership's interest for a redemption price of $3,920,451.

The redemption price was based upon a deemed sale price of the Property of $17,500,000, which approximates the price at which the Partnership intended to market the property to unaffiliated third parties, less approximately $12,331,000 of existing debt (from which the Partnership was released of all liability by the lender at closing), closing costs and prorations. The redemption of the Partnership's interest is expected to result in a gain of approximately $8,000,000 and $9,000,000 to the Partnership for financial reporting purposes and Federal income tax reporting purposes, respectively, in 1997. In addition, in connection with the redemption of the Partnership's interest and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires June 15, 1998.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environ-ment. During the third quarter of 1997, occupancy increased to 90%, 10% of which is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary to continue to attract new tenants, subject to working capital sources and reserves.

     The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of their lease. The unaffiliated venture partner in the joint venture elected not to contribute it's share of this tenant allowance. The Partnership, in order to retain this tenant, funded $277,830 of the $370,440 tenant allowance as of September 30, 1997 and will fund the remaining $92,610 once the tenant has provided the proper documentation showing the completion of the remodeling of its space. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and the three and nine months ended September 30, 1997 and 1996.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At September 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $7,061,000. Such funds are available for distributions to partners and working capital requirements, of which approximately $1,360,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the Notes to the accompanying financial statements.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $70 to $90 per Interest. The Partnership recommended against acceptance of these offers on the basis, among other things, the offer price was inadequate.
As of the date of this report, such offers have expired. The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership had been made aware that in June through August of 1997 other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired 1997, on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that, in the aggregate, 9.15% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. In such regard, the unaffiliated venture partner caused the venture to redeem and retire the Partnership's interest in the One Woodfield Lake investment property in October 1997 as described more fully in the Notes to the accompanying consolidated financial statements. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1998 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in escrow deposits at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments into such accounts primarily at the Partnership's Westdale investment property.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for property operating expenses at the One Woodfield Lake investment property.

     The increase in venture partners' subordinated equity in ventures at September 30, 1997 as compared to December 31, 1996 and the corresponding decrease in depreciation expense and increase in venture partners' share of ventures' operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to no further depreciation expense being incurred on the Westdale and One Woodfield Lake investment properties as a result of these properties being classified as "held for sale or disposition" in accordance with SFAS 121 on December 31, 1996 therefore not subject to continued depreciation as of that date.

     The decrease in property operating expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to the timing of certain repair and maintenance costs within the year at the Partnership's investment properties.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                      1996                                   1997
                                       -------------------------------------      ------------------------------
                                       At          At         At         At       At       At       At       At
                                      3/31        6/30       9/30      12/31     3/31     6/30     9/30    12/31
                                      ----        ----       ----      -----     ----     ----    -----    -----
1.  One Woodfield Lake
      Schaumburg, Illinois (a) . .     89%         90%        98%        98%     100%     100%     100%

2.  Westdale Mall
      Cedar Rapids, Iowa . . . . .     85%         88%        89%        91%      91%      87%      90%



     (a)     The Partnership's interest in this property was redeemed by the unaffiliated venture partner in October 1997 as more fully described in the Notes.


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

             4-A. Mortgage loan agreement relating to the purchase by the Partnership of an interest in the One Woodfield Lake Office Building in Schaumburg, Illinois is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-9555) dated June 17, 1980.

             4-B. Mortgage loan agreement relating to the purchase by the Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-9555) dated October 3, 1980.

             4-C. Mortgage loan modification and extension agreement concerning the mortgage loan secured by the One Woodfield Lake Office Building in Schaumburg, Illinois is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-
9555) dated March 25, 1996.

             10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the One Woodfield Lake Office Building in Schaumburg, Illinois are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-9555) dated June 17, 1980.

             10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in Westdale Mall in Cedar Rapids, Iowa are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-9555) dated October 3, 1980.

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


                 JMB INCOME PROPERTIES, LTD. - VII

                 BY:    JMB Realty Corporation
                        (Managing General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: November 12, 1997