Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD VII
filed 1998-03-27
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997                 Commission file number 0-9555


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference: None

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   4

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   6

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .   6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters . . . . . . . .   6

Item 6.       Selected Financial Data . . . . . . . . . . . .   7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  11

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . . . .  14

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  15

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosures . . . . . . . . . . . . .  37


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . .  37

Item 11.      Executive Compensation. . . . . . . . . . . . .  40

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  41

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  42


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  42


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  44

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in the state of Iowa. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2028. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                        DATE OF      ORIGINAL INVESTED
    AND LOCATION (e)              SIZE       PURCHASE   CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP (b)
----------------------         ----------    --------   ----------------------        ---------------------
Two Penn Center Plaza
 office building
 Philadelphia,
 Pennsylvania . . . . .      502,000 sq. ft.  12-1-79           6-25-86               fee ownership of land and
                                 n.r.a.                                               improvements (through
                                                                                      joint venture partnership)

Huron Mall
 shopping center
 Huron, South Dakota. .      155,000 sq. ft.  5-1-80            1-21-88               fee ownership of improve-
                                 g.l.a.                                               ments and ground lease-
                                                                                      hold interest in land

One Woodfield Lake
 office building
 Schaumburg, Illinois .      204,000 sq. ft.  6-4-80           10-10-97               fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership) (c)(g)

Westdale Mall
 shopping center
 Cedar Rapids, Iowa . .      733,000 sq. ft.  9-19-80             20%                 fee ownership of improve-
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
                                                                                      improvements




---------------

        (a) The computation of this percentage for the property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

        (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

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

        (g) The Partnership's interest in the property was redeemed. Reference is made to the Notes for a further description of such transaction.


     The Partnership's remaining real property investment is subject to competition from similar types of properties (including properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for properties are set forth in
Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its remaining property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 1997 is adequately insured.

     On October 10, 1997, the unaffiliated venture partner in the One Woodfield Lake office building caused the venture to redeem the Partnership's interest in the venture. Reference is made to the Notes for a further description of such transaction.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Westdale Mall shopping center as of December 31, 1997.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns or owned through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations and approximate physical occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                                 1996                        1997
                                                       -------------------------   -------------------------
                                 Principal              At     At     At     At     At     At     At     At
                                 Business              3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 -------------         ----   ----   ----  -----   ----   ----  -----  -----
1. One Woodfield Lake
    Schaumburg,                  Insurance,
    Illinois. . . . . . . . . .  Business Machines      89%    90%    98%    98%   100%   100%   100%    N/A

2. Westdale Mall
    Cedar Rapids, Iowa. . . . .  Retail                 85%    88%    89%    91%    91%    87%    90%    94%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the Partnership's interest in the property was redeemed and was not owned by the
Partnership at the end of the period.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1996.




                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 5,237 record holders of the 60,500 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1997            1996           1995           1994          1993
                             ------------     ----------     ----------     ----------    ----------
Total income. . . . . . . .  $ 11,605,543     11,913,468     12,143,574     11,561,134    11,342,933
                             ============     ==========     ==========     ==========    ==========
Earnings (loss) before
 gain on redemption of
 Partnership's interest
 in investment property . .  $  1,485,589       (452,971)      (303,584)      (531,183)     (607,671)
Gain on redemption of
 Partnership's interest
 in investment property . .     7,347,738          --             --             --            --
                             ------------     ----------     ----------     ----------    ----------
Net earnings (loss) . . . .  $  8,833,327       (452,971)      (303,584)      (531,183)     (607,671)
                             ============     ==========     ==========     ==========    ==========
Net earnings (loss)
 per Limited Partner
 Interest (b):
  Earnings (loss) before
   gain on redemption
   of Partnership's
   interest in invest-
   ment property  . . . . .  $      23.57          (7.19)         (4.82)         (8.43)        (9.64)
  Gain on redemption
   of Partnership's
   interest in invest-
   ment property. . . . . .        103.02          --             --             --            --
                             ------------     ----------     ----------     ----------    ----------
Net earnings (loss) . . . .  $     126.59          (7.19)         (4.82)         (8.43)        (9.64)
                             ============     ==========     ==========     ==========    ==========
Total assets. . . . . . . .  $ 28,519,189     34,058,072     35,848,308     37,210,551    38,663,940
Long-term debt (net
 of unamortized
 discounts) . . . . . . . .  $ 20,016,456     32,736,988     33,082,901     21,059,132    33,666,734
Cash distributions
 per Interest (c) . . . . .  $       8.00          10.00           8.00           8.00         38.00
                             ============     ==========     ==========     ==========    ==========




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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------

Westdale Mall:      a)      The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of
                            the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------
                            1993                    90%                    7.50
                            1994                    92%                    7.72
                            1995                    94%                    7.74
                            1996                    91%                    7.66
                            1997                    94%                    7.21

                            (1)  Average gross base rent per square foot is based on GLA occupied as of December 31 of each year.
                            (2)  Gross base rents do not include tenant allowances or certain other leasing concessions.

                                                                               Scheduled
                                                                               Lease
                                                                    Base Rent  Expiration       Lease
                    b)      Significant Tenants        Square Feet  Per Annum  Date             Renewal Option(s)
                            -------------------        -----------  ---------  ----------       -----------------
                            J.C. Penney                147,439      $ 501,404  10/2009          3-5 Year Terms
                            (Department Store)

                            Younker Brothers
                            (Department Store)         100,000        219,000  2/2010           3-10 Year Terms

                            Peterson/Von Maur          100,000        515,775  9/2010           3-5 Year Terms
                            (Department Store)

                            EconoFoods                 48,394         200,000  6/2000           2-5 Year Terms
                            (Grocery Store)


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Westdale Mall:

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1997
                            Year Ending       Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,      Leases           Leases            Leases            Expiring
                            ------------      ---------        ---------------   -----------       ----------
                            1998                 8               11,824           271,454           5%
                            1999                16               67,899           696,655          14%
                            2000                14               78,809           785,951          16%
                            2001                 6               25,921           316,964           6%
                            2002                12               31,436           480,012          10%
                            2003                 7               20,637           348,333           7%
                            2004                 5               14,805           263,494           5%
                            2005                 8               46,353           555,030          11%
                            2006                 5                6,908           208,083           4%
                            2007                 2                3,027            63,016           1%


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

     During 1996, 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $70 to $200 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired with the exception of one which is currently scheduled to expire in April 1998. As of the date of this report, the Partnership is aware that, in the aggregate, 9.16% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $10,765,000. Of this amount, $3,569,500 and $1,115,054 was distributed to the limited and general Partners, respectively, in February 1998 as proceeds on the redemption in October 1997 of the Partnership's interest in the One Woodfield Lake limited partnership. Such remaining funds are available for distributions to partners and for working capital requirements including costs expected to be incurred for capital additions and tenant improvements at Westdale Mall. The Partnership and its consolidated venture has currently budgeted in 1998 approximately $600,000 for tenant improvements and other capital expenditures at Westdale Mall, as discussed below. The Partnership's share of such items in 1998 is currently budgeted to be approximately $400,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the extent of unaffiliated venture partner compliance with its obligation to share in the funding of such requirements as discussed below, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents noted above) for such items and for both short-term and long-term future liquidity and distribu-tions are expected to be through net cash generated by the Partnership's remaining investment property and through the sale of such investment. Reference is made to the Partnership's property specific discussions below.

The Partnership and its venture's mortgage obligations are all non-recourse.

     ONE WOODFIELD LAKE

     The Partnership had committed to a plan to sell its interest in the property, and therefore, had classified the property as held for sale or disposition as of December 31, 1996. On October 10, 1997, the Partnership sold its interest to its unaffiliated venture partner. Reference is made to the Notes for a further description of such transaction.

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environment. During 1997, occupancy increased to 94%, 14% of which is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. In addition, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996. The property has not been subject to continued depreciation as of such date.

     The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of its lease.

The unaffiliated venture partner in the joint venture elected not to contribute its share of this tenant allowance. The Partnership, in order to retain this tenant, funded $277,830 of the $370,440 tenant allowance as of December 31, 1997 and the remaining $92,610 in early 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of operating cash flow commencing with the 1996 distributions. The Partnership has also sought loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of this remaining investment as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements not otherwise reported are primarily due to the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 was primarily due to the retention and investment of proceeds from the October redemption of One Woodfield Lake, as discussed above.

     The increase in interest, rents and other receivables at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental collections at the Westdale Mall.

     The increase in venture partners' subordinated equity in venture at December 31, 1997 as compared to December 31, 1996 is primarily due to no additional depreciation expense being incurred on the Westdale Mall investment property as a result of the property being classified as "held for sale or disposition" in accordance with SFAS 121 on December 31, 1996, and therefore, is not subject to continued depreciation as of that date.
In addition to Westdale Mall, One Woodfield Lake investment property was also classified as "held for sale or disposition" on December 31, 1996. Accordingly, the decreases in depreciation expense and venture partners' share of venture's operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to no further depreciation expense being incurred on these properties.

     The decrease in rental income and the related increase in venture partner's share of ventures' loss for 1996 as compared to 1995 is primarily due to the write off in 1996 of previously accrued rents receivable due to the 1996 extension and modification of a major tenant lease at the One Woodfield Lake investment property.

     The increase in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in the Partnership's average investment balance in U.S. Government obligations and other investments in 1996 and to the higher yields received in 1996 related to these investments held by the Partnership.

     The increase in professional services for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to expenses incurred in connection with tender offer matters, as discussed above.

     The gain on redemption of Partnership's interest in investment property for the year ended December 31, 1997 is due to the sale of the Partnership's interest in the One Woodfield Lake office building on October 10, 1997.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's remaining property contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES


                                    INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998


                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996

                                                      ASSETS
                                                      ------
                                                                                 1997               1996
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $ 10,764,988         6,876,686
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .       1,136,079           976,723
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .         139,040           731,964
                                                                             ------------       -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .      12,040,107         8,585,373
                                                                             ------------       -----------
Properties held for sale or disposition . . . . . . . . . . . . . . . . .      14,609,918        20,460,067
                                                                             ------------       -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         906,601         1,228,677
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .         962,563         1,226,540
Venture partners' deficit in venture. . . . . . . . . . . . . . . . . . .           --            2,557,415
                                                                             ------------       -----------

                                                                             $ 28,519,189        34,058,072
                                                                             ============       ===========





                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1997               1996
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .    $    389,783           345,913
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         836,648         1,136,735
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         228,588           277,345
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       1,222,176         2,219,287
                                                                             ------------       -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       2,677,195         3,979,280

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         228,528           184,601
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .      20,016,456        32,736,988
                                                                             ------------       -----------

Commitments and contingencies

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      22,922,179        36,900,869
                                                                             ------------       -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . . .       1,264,277         1,120,019

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .           1,000             1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .       2,225,424         1,050,946
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (8,099,086)       (8,045,308)
                                                                             ------------       -----------
                                                                               (5,872,662)       (6,993,362)
                                                                             ------------       -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . .      54,676,276        54,676,276
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .      56,600,446        48,941,597
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .    (101,071,327)     (100,587,327)
                                                                             ------------       -----------
                                                                               10,205,395         3,030,546
                                                                             ------------       -----------
              Total partners' capital accounts (deficits) . . . . . . .         4,332,733        (3,962,816)
                                                                             ------------       -----------
                                                                             $ 28,519,189        34,058,072
                                                                             ============       ===========

                           See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997             1996              1995
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $ 11,218,737       11,519,926        11,836,675
  Interest income . . . . . . . . . . . . . . . . . .           386,806          393,542           306,899
                                                           ------------     ------------      ------------
                                                             11,605,543       11,913,468        12,143,574
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         3,242,853        3,524,875         3,710,008
  Depreciation. . . . . . . . . . . . . . . . . . . .             --           2,343,167         2,320,865
  Property operating expenses . . . . . . . . . . . .         5,699,169        6,173,609         6,135,852
  Professional services . . . . . . . . . . . . . . .           125,818          136,115            97,224
  Amortization of deferred expenses . . . . . . . . .           259,899          235,779           210,956
  General and administrative. . . . . . . . . . . . .           144,555          141,272            71,819
                                                           ------------     ------------      ------------
                                                              9,472,294       12,554,817        12,546,724
                                                           ------------     ------------      ------------
                                                              2,133,249         (641,349)         (403,150)
Venture partners' share of
  venture's operations. . . . . . . . . . . . . . . .          (647,660)         188,378            99,566
                                                           ------------     ------------      ------------
       Net earnings (loss) before gain on
         redemption of Partnership's interest
         in investment property . . . . . . . . . . .         1,485,589         (452,971)         (303,584)

Gain on redemption of Partnership's
  interest in investment property . . . . . . . . . .         7,347,738            --                --
                                                           ------------     ------------      ------------
       Net earnings (loss). . . . . . . . . . . . . .      $  8,833,327         (452,971)         (303,584)
                                                           ============     ============      ============




                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1997             1996              1995
                                                           ------------     ------------      ------------
       Net earnings (loss) per
        limited partnership interest:
          Net earnings (loss) before gain on
            redemption of Partnership's interest
            in investment property. . . . . . . . . .      $      23.57            (7.19)            (4.82)
          Gain on redemption of Partnership's
            interest in investment property . . . . .            103.02            --                --
                                                           ------------     ------------      ------------
                                                           $     126.59            (7.19)            (4.82)
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

                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS,
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1994 . . . . .  $1,000    1,081,208    (7,924,480)   (6,842,272)   54,676,276    49,667,890   (99,498,257)  4,845,909

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --          --          (53,782)      (53,782)        --            --         (484,040)   (484,040)
Net earnings
 (loss) . . . .    --        (12,143)        --          (12,143)        --         (291,441)        --       (291,441)
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1995 . . . . .   1,000    1,069,065    (7,978,262)   (6,908,197)   54,676,276    49,376,449   (99,982,297)  4,070,428

Cash distri-
 butions
 ($10.00)
 per limited
 partnership
 interest). . .    --           --         (67,046)      (67,046)        --            --         (605,030)   (605,030)
Net earnings
 (loss) . . . .    --        (18,119)         --         (18,119)        --         (434,852)        --       (434,852)
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------




                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                    LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS,
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------

Balance
 (deficit) at
 December 31,
 1996 . . . . .   1,000    1,050,946    (8,045,308)   (6,993,362)   54,676,276    48,941,597  (100,587,327)  3,030,546

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --          --          (53,778)      (53,778)        --            --         (484,000)   (484,000)
Net earnings
 (loss) . . . .    --      1,174,478         --        1,174,478         --        7,658,849         --      7,658,849
                -------   ----------  ------------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1997 . . . . . $ 1,000    2,225,424    (8,099,086)   (5,872,662)   54,676,276    56,600,446  (101,071,327) 10,205,395
                =======   ==========  ============    ==========    ==========    ==========   ===========  ==========












                              See accompanying notes to consolidated financial statements.

                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997            1996               1995
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .     $ 8,833,327         (452,971)         (303,584)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .           --           2,343,167         2,320,865
    Amortization of deferred expenses . . . . . . . . .         259,899          235,779           210,956
    Amortization of discounts on
      long-term debt. . . . . . . . . . . . . . . . . .         237,587          226,736           215,762
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . . . .         647,660         (188,378)          (99,566)
    Gain on redemption of Partnership's
      interest in investment property . . . . . . . . .      (7,347,738)
  Changes in:
    Interest, rents and other receivables . . . . . . .        (129,785)         993,290          (110,319)
    Escrow deposits and restricted funds. . . . . . . .         592,924         (317,498)          383,648
    Accounts payable. . . . . . . . . . . . . . . . . .        (300,087)         189,736           (84,082)
    Accrued interest. . . . . . . . . . . . . . . . . .         (48,757)          (3,518)           (3,217)
    Accrued real estate taxes . . . . . . . . . . . . .        (997,111)           5,015            38,400
    Tenant security deposits. . . . . . . . . . . . . .          43,927          (38,030)          130,202
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .       1,791,846        2,993,328         2,699,065
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments. . . . . . . . . . . . . . .           --               --            1,956,495
  Additions to investment properties
    (net of related payables) . . . . . . . . . . . . .        (635,583)        (344,737)         (118,281)
  Payment of deferred expenses. . . . . . . . . . . . .        (440,169)        (338,020)         (331,734)
  Cash proceeds from redemption of
    Partnership's interest in investment
      property, net of expenses . . . . . . . . . . . .       4,681,786            --                --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .       3,606,034         (682,757)        1,506,480
                                                            -----------      -----------       -----------





                                            JMB INCOME PROPERTIES, LTD. - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1997            1996               1995
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (583,500)        (533,716)         (488,192)
  Distributions to venture partners . . . . . . . . . .        (388,300)        (410,513)         (480,972)
  Distributions to limited partners . . . . . . . . . .        (484,000)        (605,030)         (484,040)
  Distributions to general partners . . . . . . . . . .         (53,778)         (67,046)          (53,782)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .      (1,509,578)      (1,616,305)       (1,506,986)
                                                            -----------      -----------       -----------
          Net increase in cash
            and cash equivalents. . . . . . . . . . . .       3,888,302          694,266         2,698,559

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . .       6,876,686        6,182,420         3,483,861
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . . .     $10,764,988        6,876,686         6,182,420
                                                            ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . . .     $ 3,054,023        3,301,657         3,497,463
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Redemption of Partnership's interest in
     investment property:
      Gain on redemption of Partnership's
        interest in investment property . . . . . . . .     $ 7,347,738            --                --
      Basis in investment property. . . . . . . . . . .      (2,665,952)           --                --
                                                            -----------      -----------       -----------
          Cash proceeds from redemption of
            Partnership's interest in
            property, net of expenses . . . . . . . . .     $ 4,681,786            --                --
                                                            ===========      ===========       ===========
  Net assets and venture partner's capital in
    venture written off upon redemption of
    interest in investment property . . . . . . . . . .     $ 3,915,817            --                --
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

                      JMB INCOME PROPERTIES, LTD. - VII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment. Business activities consist of rentals to a variety of retail companies as well as the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, One Woodfield Lake ("Woodfield") (prior to the redemption of the Partnership's interest in October 1997) and Westdale Associates ("Westdale"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                       1997                                1996
                                                     -------------------------------------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       ----------       ------------       ----------
Total assets. . . . . . . . . . . . .    $ 28,519,189        15,247,086       34,058,072           705,034
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . . .      (5,872,662)       (2,500,185)      (6,993,362)       (3,755,544)
  Limited partners. . . . . . . . . .      10,205,395        12,207,089        3,030,546         4,412,427
Net earnings (loss):
  General partners. . . . . . . . . .       1,174,478         1,309,137          (18,119)           13,251
  Limited partners. . . . . . . . . .       7,658,849         8,278,662         (434,852)          318,036
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . . .          126.59            136.84            (7.19)             5.26
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($9,318,431 and $5,279,536 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Discounts provided on long-term mortgage notes are amortized over the terms of the related notes using the interest method.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing other taxes or withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, two office buildings, three shopping centers and an industrial warehouse as investments. Five properties have been sold by the Partnership. The remaining property owned at December 31, 1997 was operating. The cost of the investment property represents the total cost to the Partnership and its ventures, plus miscellaneous acquisition costs.

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
                                                                ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.

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

     As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall and One Woodfield Lake investment properties. Accordingly, these properties were classified at December 31, 1996 as held for sale or disposition in the accompanying consolidated financial statements. During 1997, the partnership's interest in the One Woodfield Lake investment property was redeemed by the unaffiliated venture partner. As of December 31, 1997, the Westdale Mall investment property remains classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $1,436,514, ($563,217) and ($357,656), respectively, for the years ended December 31, 1997, 1996 and 1995.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $9,850,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties that have contributed an interest in the property developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above venture, one regional shopping mall. The joint venture partner (who was primarily responsible for constructing the property) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing to the extent such funds exceeded the aggregate costs, and was to retain such excesses. The venture property is being financed under a long-term debt arrangement as described below.

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

INVESTMENT PROPERTIES

     ONE WOODFIELD LAKE

     The Partnership owned an 80% general partnership interest in an existing joint venture whose sole investment was an office building in Schaumburg, Illinois. The venture agreement, as amended, provided that the Partnership had a cumulative annual preference in the distribution of net cash receipts (as defined) of $546,000. The next $136,500 of annual net cash receipts was to be distributed to the venture partners; any remaining net cash receipts were to be distributed 80% to the Partnership and 20% to the venture partners.

     Operating deficits were to be funded 80% by the Partnership and 20% by the joint venture partner. The Partnership and the joint venture partner had executed an amendment to the venture agreement that specified that each partner make contributions to the venture in their respective partnership interests to fund the venture's operating deficits and provided for the repayment of such contributions (as defined) prior to the distributions of the cumulative annual preferences of net cash receipts. Operating profits and losses were allocated 80% to the Partnership and 20% to the joint venture partner.

     An affiliate of the developer managed the property pursuant to a long-term agreement which provided for a management fee of approximately $64,000 and $68,300 for 1997 and 1996, respectively, subject to annual increases based upon a formula relating to the Consumer Price Index.

     The long-term mortgage note secured by the One Woodfield Lake office building matured on September 1, 1995. The joint venture signed an extension of the maturity date of the mortgage loan until September 1, 1998 and a reduction in the interest rate. Though the monthly mortgage loan payments declined as a result of this agreement, any excess cash flow, as defined, was escrowed with the lender.

     The Partnership approached the unaffiliated venture partners in One Woodfield Lake with the intent to market and sell the property. Per the One Woodfield Lake venture agreement, the unaffiliated venture partners in One Woodfield Lake held a right of first opportunity to purchase the Partnership's interest in the property. This resulted in negotiations with the venture partners concerning the purchase of such interest.
Accordingly, on October 10, 1997, the unaffiliated venture partners caused One Woodfield Lake to redeem and retire the Partnership's interest for a redemption price of $4,730,744. The redemption price was based upon a deemed sale price of the property of $17,500,000, which approximated the price at which the Partnership intended to market the property to unaffiliated third parties, less approximately $12,331,000 of existing debt (from which the Partnership was released of all liability by the lender at closing) and closing costs. The redemption of the Partnership's interest resulted in a gain of $7,347,738 and $9,438,217 to the Partnership for financial reporting purposes and Federal income tax reporting purposes, respectively, in 1997. In addition, in connection with the redemption of the Partnership's interest and as is customary in such transactions, the Partnership agreed to certain representations and warranties in a maximum amount of $500,000, with a stipulated survival period that expires June 15, 1998.

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

     The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of its lease.

The unaffiliated venture partner in the joint venture elected not to contribute its share of this tenant allowance. The Partnership, in order to retain this tenant, funded $277,830 of the $370,440 tenant allowance as of December 31, 1997 and the remaining $92,610 in early 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                               1997             1996
                                           -----------      -----------
8.25% (9.875% prior to September 1,
 1995) mortgage note, secured
 by an office building in Schaumburg,
 Illinois; balance payable in monthly
 installments (interest only) of
 $84,774 from September 1, 1995
 through scheduled maturity on
 September 1, 1998 (refinanced by
 the unaffiliated venture partner
 upon redemption of the Partnership's
 interest in the property in 1997)  . .    $    --           12,330,749

                                               1997             1996
                                           -----------      -----------
8-3/4% - 10-3/8% mortgage notes,
 due at various dates from
 March 1, 2010 to July 1, 2015;
 secured by a leasehold and
 shopping center in Cedar Rapids,
 Iowa; payable in monthly
 installments aggregating
 $234,841 (including interest).
 Balances are net of $4,159,246
 in 1997 and $4,396,833 in 1996
 of unamortized discounts based
 on imputed interest rates of 12% . . .    20,406,239       20,752,152
                                          -----------       ----------
     Total debt . . . . . . . . . . . .    20,406,239       33,082,901
     Less current portion
      of long-term debt . . . . . . . .       389,783          345,913
                                          -----------       ----------
     Total long-term debt . . . . . . .   $20,016,456       32,736,988
                                          ===========       ==========

     Five-year maturities of long-term debt (net of unamortized discounts) are summarized as follows:

                          1998. . . . . . . . . . .    $   389,783
                          1999. . . . . . . . . . .        439,217
                          2000. . . . . . . . . . .        494,921
                          2001. . . . . . . . . . .        557,690
                          2002. . . . . . . . . . .        628,419
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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% General Partner distribution discussed above is further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners have received an amount equal to 110% of their initial capital investment with the August 1993 cash distribution. Therefore, pursuant to the distribution levels described above, the General Partners received $1,115,054 in early 1998 as a distribution from the redemption of the Partnership's interest in the One Woodfield Lake limited partnership. Including this distribution, a total of approximately $5,600,000 of sale proceeds have been distributed to the General Partners.

LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership's and its consolidated ventures' principal asset consisted of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over its estimated useful life until the property was classified as held for sale or disposition as discussed above. Leases with tenants range in term from one to twenty-seven years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased asset is summarized as follows at December 31, 1997:

                Shopping Center:
                   Cost . . . . . . . . . . . . . .     $42,339,927
                   Accumulated depreciation . . . .      27,730,009
                                                        -----------
                                                        $14,609,918
                                                        ===========

    Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                1998. . . . . . . . . . . . . . . .    $ 4,919,266
                1999. . . . . . . . . . . . . . . .      4,456,136
                2000. . . . . . . . . . . . . . . .      3,524,083
                2001. . . . . . . . . . . . . . . .      3,153,653
                2002. . . . . . . . . . . . . . . .      2,756,765
                Thereafter. . . . . . . . . . . . .     10,281,752
                                                       -----------
                       Total. . . . . . . . . . . .    $29,091,655
                                                       ===========

     Contingent rent (based on sales by property tenants) included in con-solidated rental income was as follows for the years ended December 31, 1997, 1996 and 1995:

                1995. . . . . . . . . . . . . . . .        $656,128
                1996. . . . . . . . . . . . . . . .         793,567
                1997. . . . . . . . . . . . . . . .         948,163
                                                           ========

     LEASES - PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Westdale venture leases the land underlying the Cedar Rapids, Iowa shopping center from the Partnership's venture partner. The lease has a remaining term of approximately 37 years with options to extend the lease for two additional ten-year periods. The lease requires the venture to pay all costs and expenses of the property, including maintenance, insurance and real estate taxes. The lease provides for annual base rent of $848,900 plus additional rent based upon gross income from certain tenants and annual cash flow in excess of specified levels as described in the Notes. The lease further provides that upon sale of the Westdale Mall shopping center the Westdale venture may require the lessor to convey a portion of the leased land to the purchaser as part of the sale. As consideration for such conveyance, the lessor is entitled to receive the first $5,872,000 of net sales proceeds plus 29.7% of any net sales proceeds in excess of $19,784,000.

     Total rental expense for the years ended December 31, 1997, 1996 and 1995 under the above operating leases was $1,117,898, $1,080,250 and $1,071,906, respectively, and consisted substantially of minimum rent.

     Future minimum rental commitments under the above operating lease are as follows:

                1998. . . . . . . . . . . . . . . .     $   848,900
                1999. . . . . . . . . . . . . . . .         848,900
                2000. . . . . . . . . . . . . . . .         848,900
                2001. . . . . . . . . . . . . . . .         848,900
                2002. . . . . . . . . . . . . . . .         848,900
                Thereafter. . . . . . . . . . . . .      27,436,887
                                                        -----------
                     Total. . . . . . . . . . . . .     $31,681,387
                                                        ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                                     1997     1996     1995      1997
                                    ------   ------   ------  ------------
Reimbursement (at cost) for
  other out-of-pocket expenses. .   $1,508    3,992   10,481       --
                                    ------   ------   ------     ------

                                    $1,508    3,992   10,481       --
                                    ======   ======   ======     ======


                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1997



                                                             COSTS
                                                          CAPITALIZED
                                   INITIAL COST TO         SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)      TO ACQUISITION                AT CLOSE OF PERIOD (B)
                              -------------------------  --------------      ------------------------------------
                               LAND AND     BUILDINGS     BUILDINGS                      BUILDINGS
                               LEASEHOLD      AND           AND                             AND
                 ENCUMBRANCE   INTEREST    IMPROVEMENTS  IMPROVEMENTS          LAND     IMPROVEMENTS    TOTAL (D)
                 -----------  -----------  ------------ ---------------     ----------  ------------  -----------

SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . .    $20,406,239       --        35,020,531       7,319,396         -- (F)    42,339,927   42,339,927
                 ===========    =========    ==========      ==========      =========    ==========   ==========



                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1997
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(E)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . . . . . . . . . . . . . .    $27,730,009          1980       09/19/80        5-35 years     1,130,430
                                         ===========                                                    =========

------------------

Notes:

       (A)  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $37,946,167.

       (C)  The property is owned and operated by a joint venture.



                                                                                                SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)  Reconciliation of real estate owned:

                                                                 1997             1996              1995
                                                             ------------     ------------     ------------
                Balance at beginning of period. . . . .      $ 60,959,003       60,614,266       60,495,985
                Additions during period . . . . . . . .           635,583          344,737          118,281
                Reduction during period . . . . . . . .       (19,254,659)           --               --
                                                             ------------     ------------     ------------
                Balance at end of period. . . . . . . .      $ 42,339,927       60,959,003       60,614,266
                                                             ============     ============     ============

       (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period. . . . .      $ 40,498,936       38,155,769       35,834,904
                Depreciation expense. . . . . . . . . .             --           2,343,167        2,320,865
                Reduction in accumulated depreciation .       (12,768,927)           --               --
                                                             ------------     ------------     ------------
                Balance at end of period. . . . . . . .      $ 27,730,009       40,498,936       38,155,769
                                                             ============     ============     ============

       (F)  Property operated under ground lease.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1997 and 1996.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December of 1990.
He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995 cash distributions of $53,778, $67,046 and $53,782 were paid, respectively, to the General Partners. In addition, in February 1998, the General Partners were paid $1,115,054 as a distribution from the redemption of the Partnership's interest in the One Woodfield Lake limited partnership.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Managing General Partner was due reimbursement for such out-of-pocket expenses in the amount of $1,508, all of which was paid as of December 31, 1997.

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

                    10-C. Partnership Interest Redemption Agreement and exhibits thereto relating to the Partnership's redemption of its interest in the One Woodfield Lake Limited Partnership are hereby incorporated herein by reference to the Partnership's Report for October 10, 1997 on Form 8-K (File No. 0-9555) dated October 27, 1997.

                    21.   List of Subsidiaries.

                    24.   Powers of Attorney

                    27.   Financial Data Schedule

                    ----------------

                    * Previously filed as Exhibits 3-A and 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9555) and hereby incorporated herein by reference.

         (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

              The Partnership's Report on Form 8-K (File No. 0-9555) for October 10, 1997 (describing the redemption of its interest in the One Woodfield Lake Limited Partnership) was filed. This Report was dated October 27, 1997 and includes a discussion of the redemption (Item 2) and narrative pro forma financial information with respect to the redemption (Item 7).

     No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - VII

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 25, 1998

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 25, 1998

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 25, 1998

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 25, 1998


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 25, 1998

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 25, 1998

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 25, 1998

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney

                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 25, 1998

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

4-B.        Mortgage loan agreement
            relating to Westdale Mall                  Yes

4-C.        Mortgage loan modification
            and no extension agreement
            relating to the One Woodfield
            Lake Office Building                       Yes

10-A.       Acquisition documents
            related to One Woodfield
            Lake Office Building                       Yes

10-B.       Acquisition documents
            related to the Westdale Mall               Yes

10-C.       Redemption documents related
            to the One Woodfield Lake
            office building                            Yes

21.         List of Subsidiaries                       No

24.         Powers of Attorney                         No

27.         Financial Data Schedule                    No