Form 10-K405/A
period 1997-12-31
JMB INCOME PROPERTIES LTD VII
filed 1998-05-06
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                            PART II

  Item 7.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.  Pages 11 through 14


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



Dated:  May 6, 1998

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

     WESTDALE MALL

     The mall continues to operate in a very competitive retail environment which may adversely affect the operations of Westdale Mall due to various circumstances. Montgomery Wards, which owns a store adjacent to Westdale Mall, recently filed for bankruptcy, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall has also announced its intention to open a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall will be subject to greater competition in the future, particularly from a new shopping center that is scheduled to open later this year approximately 20 miles from Westdale Mall. During 1997, occupancy increased to 94%, 14% of which is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. In addition, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996. The property has not been subject to continued depreciation as of such date.

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