Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD VII
filed 1998-05-14
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                             Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                           -------------  ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  6,028,593     10,764,988
    Interest, rents and other receivables . . . . . . . . . . . . . . .        1,053,598      1,136,079
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . .          162,379        139,040
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        7,244,570     12,040,107
                                                                            ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . . .       14,709,918     14,609,918

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          907,653        906,601
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          893,261        962,563
                                                                            ------------    -----------
                                                                            $ 23,755,402     28,519,189
                                                                            ============    ===========




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    401,594        389,783
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          885,513        836,648
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          203,175        228,588
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          903,067      1,222,176
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        2,393,349      2,677,195

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          237,364        228,528
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,915,942     20,016,456
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       22,546,655     22,922,179
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,299,748      1,264,277

Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        2,235,857      2,225,424
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (9,214,140)    (8,099,086)
                                                                            ------------    -----------
                                                                              (6,977,283)    (5,872,662)
                                                                            ------------    -----------
    Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       56,850,833     56,600,446
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (104,640,827)  (101,071,327)
                                                                            ------------    -----------
                                                                               6,886,282     10,205,395
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .          (91,001)     4,332,733
                                                                            ------------    -----------
                                                                            $ 23,755,402     28,519,189
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,954,285       2,848,106
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,559          84,486
                                                                              -----------      ----------
                                                                                2,070,844       2,932,592
                                                                              -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       590,406         875,268
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .       942,892       1,622,422
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        35,700          39,200
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        40,092          59,247
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        59,563          35,684
                                                                              -----------      ----------
                                                                                1,668,653       2,631,821
                                                                              -----------      ----------
                                                                                  402,191         300,771
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (141,371)       (113,979)
                                                                              -----------      ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   260,820         186,792
                                                                              ===========      ==========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      4.14            2.96
                                                                              ===========      ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     59.00           --
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   260,820         186,792
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        40,092          59,247
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .        61,063          58,388
    Venture partners' share of ventures' operations . . . . . . . . . . . .       141,371         113,979
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       151,783        (138,556)
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .       (23,339)       (356,796)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,865         (72,766)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (25,413)           (929)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (319,109)        670,157
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         8,836          21,646
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       344,969         541,162
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (100,000)          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (41,144)        (20,052)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (141,144)        (20,052)
                                                                             ------------     -----------




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (149,766)       (141,034)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (105,900)        (70,600)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (3,569,500)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .    (1,115,054)          --
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (4,940,220)       (211,634)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (4,736,395)        309,476

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    10,764,988       6,876,686
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,028,593       7,186,162
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    554,756         816,881
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership and its consolidated venture have previously committed to a plan to sell the Westdale Mall investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the date of such plan's adoption. The results of operations, for the three months ended March 31, 1998 for Westdale Mall, net of the venture partner's share, were $259,113. The results of operations, for the three months ended March 31, 1997 for Westdale Mall and the One Woodfield Lake investment property, net of the venture partners' share, were $198,037.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1998         1997        1998
                                   ------       -----    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $ --         3,166         --
                                   ======       =====        =====

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Montgomery Ward, which owns a store adjacent to Westdale Mall, filed for bankruptcy in July 1997, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall has also announced its intention to open a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall will be subject to greater competition in the future, particularly from a new shopping center that is scheduled to open later this year approximately 20 miles from Westdale Mall. During the first quarter of 1998, occupancy decreased to 88%, and 8% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

     The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of its lease. The unaffiliated venture partner in the joint venture elected not to contribute it's share of this tenant allowance. The Partnership, in order to retain this tenant, funded the tenant allowance during 1997 and 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

     In addition, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996. The property has not been subject to continued depreciation as of such date.

     ONE WOODFIELD LAKE

     On October 10, 1997, the unaffiliated venture partners caused One Woodfield Lake to redeem and retire the Partnership's interest. In connection with the redemption of the Partnership's interest and as is customary in such transactions, the Partnership agreed to certain representations and warranties in a maximum amount of $500,000, with a stipulated survival period that expires June 15, 1998.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,029,000. Such funds are available for distributions to partners (including venture partners), potential obligations related to representations and warranties given pursuant to the redemption of the Partnership's interest in One Woodfield Lake and working capital requirements, of which approximately $1,271,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Additionally, in 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion in regards to acceptance of the offer. As of the date of this report, all such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 9.4% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is primarily due to the distribution of sale proceeds of $3,569,500 to the Limited Partners and $1,115,054 to the General Partners as a result of the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The decrease in accrued real estate taxes at March 31, 1998 as compared to December 31, 1997 is due to the timing of payments of real estate taxes at Westdale Mall.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily due to the redemption in October 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The increase in general and administrative expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the payment of the Illinois Replacement Tax on the proceeds received from the redemption of One Woodfield Lake.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa. . . . .    91%       87%        90%       94%     88%





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

            10-B. Partnership Interest Redemption Agreement and exhibits thereto relating to the Partnership's redemption of its interest in the One Woodfield Lake Limited Partnership are hereby incorporated herein by reference to the Partnership's Report for October 10, 1997 on Form 8-K (File No. 0-9555) dated October 27, 1997.

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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998