Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD VII
filed 1998-08-12
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                              Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998           1997
                                                                           -------------  ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  6,015,701     10,764,988
    Interest, rents and other receivables . . . . . . . . . . . . . . .          679,274      1,136,079
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . .          150,919        139,040
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        6,845,894     12,040,107
                                                                            ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . . .       14,709,918     14,609,918

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          875,397        906,601
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          899,442        962,563
                                                                            ------------    -----------
                                                                            $ 23,330,651     28,519,189
                                                                            ============    ===========




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    413,763        389,783
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          582,553        836,648
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          202,216        228,588
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        1,222,945      1,222,176
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        2,421,477      2,677,195

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          221,944        228,528
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,807,825     20,016,456
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       22,451,246     22,922,179
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,072,858      1,264,277

Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        2,242,514      2,225,424
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (9,241,029)    (8,099,086)
                                                                            ------------    -----------
                                                                              (6,997,515)    (5,872,662)
                                                                            ------------    -----------
    Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       57,010,613     56,600,446
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (104,882,827)  (101,071,327)
                                                                            ------------    -----------
                                                                               6,804,062     10,205,395
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .         (193,453)     4,332,733
                                                                            ------------    -----------
                                                                            $ 23,330,651     28,519,189
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,821,328     2,903,387     3,775,613     5,751,493
  Interest income . . . . . . . . . . . . . . . .       82,868        83,110       199,427       167,596
                                                   -----------    ----------    ----------    ----------
                                                     1,904,196     2,986,497     3,975,040     5,919,089
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      607,614       868,387     1,198,020     1,743,655
  Property operating expenses . . . . . . . . . .      938,972     1,631,150     1,881,864     3,253,572
  Professional services . . . . . . . . . . . . .       21,885        41,834        57,585        81,034
  Amortization of deferred expenses . . . . . . .       40,092        59,247        80,184       118,494
  General and administrative. . . . . . . . . . .       38,386        49,106        97,949        84,790
                                                   -----------    ----------    ----------    ----------
                                                     1,646,949     2,649,724     3,315,602     5,281,545
                                                   -----------    ----------    ----------    ----------
                                                       257,247       336,773       659,438       637,544
Venture partners' share of ventures' operations .      (90,810)     (135,179)     (232,181)     (249,158)
                                                   -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   166,437       201,594       427,257       388,386
                                                   ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $      2.64          3.20          6.78          6.16
                                                   ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .  $      4.00          4.00         63.00          4.00
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   427,257         388,386
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        80,184         118,494
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       122,782         117,451
    Venture partners' share of ventures' operations . . . . . . . . . . . .       232,181         249,158
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       519,926        (173,433)
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .       (11,879)       (591,631)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (254,095)       (253,464)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,372)         (1,880)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .           769         708,338
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (6,584)          5,331
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,084,169         566,750
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (100,000)        (39,464)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (48,980)        (60,315)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (148,980)        (99,779)
                                                                             ------------     -----------




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (307,433)       (285,246)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (423,600)       (176,500)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (3,811,500)       (242,000)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .    (1,141,943)        (26,889)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (5,684,476)       (730,635)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (4,749,287)       (263,664)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    10,764,988       6,876,686
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,015,701       6,613,022
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,101,610       1,628,084
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1998, the Partnership and its consolidated venture have previously committed to a plan to sell the Westdale Mall investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the date of such plan's adoption. The results of operations, for the six months ended June 30, 1998 for Westdale Mall, net of the venture partner's share, were $425,556. The results of operations, for the six months ended June 30, 1997 for Westdale Mall and the One Woodfield Lake investment property, net of the venture partners' share, were $424,425.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 are as follows:

                                                           Unpaid at
                                                           June 30,
                                    1998         1997        1998
                                   ------       -----    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $ --         1,497         --
                                   ======       =====        =====

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Montgomery Ward, which owns a store adjacent to Westdale Mall, filed for bankruptcy in July 1997, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall has also announced its intention to open a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall will be subject to greater competition in the future, particularly from a new shopping center that recently opened this year approximately 20 miles from Westdale Mall. During the second quarter of 1998, occupancy increased to 87%, and 7% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

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

     ONE WOODFIELD LAKE

     On October 10, 1997, the unaffiliated venture partners caused One Woodfield Lake to redeem and retire the Partnership's interest. In connection with the redemption of the Partnership's interest and as is customary in such transactions, the Partnership agreed to certain representations and warranties in a maximum amount of $500,000, with a stipulated survival period that expired June 15, 1998 with no liability to the Partnership.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,016,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $979,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is primarily due to the distribution of sale proceeds of $3,569,500 to the Limited Partners and $1,115,054 to the General Partners as a result of the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The decrease in interest, rents and other receivables at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of rental collections at the Westdale Mall.

     The decrease in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for property operating expenses at the Westdale Mall.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily due to the redemption in October 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in interest income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The increase in general and administrative expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa. . . . .    91%       87%        90%       94%     86%      87%





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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998