Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD VII
filed 1998-11-13
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                         Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998           1997
                                                                           -------------  ------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  5,734,001     10,764,988
    Interest, rents and other receivables . . . . . . . . . . . . . . .          664,706      1,136,079
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . .          478,371        139,040
                                                                            ------------    -----------
            Total current assets. . . . . . . . . . . . . . . . . . . .        6,877,078     12,040,107
                                                                            ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . . .       14,760,658     14,609,918

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          834,466        906,601
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          852,243        962,563
                                                                            ------------    -----------
                                                                            $ 23,324,445     28,519,189
                                                                            ============    ===========




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    426,300        389,783
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          766,788        836,648
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          201,227        228,588
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          871,284      1,222,176
                                                                            ------------    -----------
            Total current liabilities . . . . . . . . . . . . . . . . .        2,265,599      2,677,195

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          187,067        228,528
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,696,431     20,016,456
                                                                            ------------    -----------
Commitments and contingencies

            Total liabilities . . . . . . . . . . . . . . . . . . . . .       22,149,097     22,922,179
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,084,684      1,264,277

Partners' capital accounts (deficits):
    General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        2,253,879      2,225,424
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (9,241,029)    (8,099,086)
                                                                            ------------    -----------
                                                                              (6,986,150)    (5,872,662)
                                                                            ------------    -----------
    Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .       54,676,276     54,676,276
      Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .       57,283,365     56,600,446
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (104,882,827)  (101,071,327)
                                                                            ------------    -----------
                                                                               7,076,814     10,205,395
                                                                            ------------    -----------
            Total partners' capital accounts (deficits) . . . . . . . .           90,664      4,332,733
                                                                            ------------    -----------
                                                                            $ 23,324,445     28,519,189
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,969,425     2,891,693     5,745,038     8,643,186
  Interest income . . . . . . . . . . . . . . . .       80,578        86,662       280,005       254,258
                                                   -----------    ----------    ----------    ----------
                                                     2,050,003     2,978,355     6,025,043     8,897,444
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      605,031       857,800     1,803,051     2,601,455
  Property operating expenses . . . . . . . . . .      956,399     1,376,929     2,838,263     4,430,190
  Professional services . . . . . . . . . . . . .          841         2,390        58,426        83,424
  Amortization of deferred expenses . . . . . . .       41,295        59,247       121,479       177,741
  General and administrative. . . . . . . . . . .       26,944        24,316       124,893       109,106
                                                   -----------    ----------    ----------    ----------
                                                     1,630,510     2,320,682     4,946,112     7,401,916
                                                   -----------    ----------    ----------    ----------
                                                       419,493       657,673     1,078,931     1,495,528
Venture partners' share of ventures' operations .     (135,376)     (147,177)     (367,557)     (436,397)
                                                   -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   284,117       510,496       711,374     1,059,131
                                                   ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $      4.51          8.10         11.29         16.81
                                                   ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .  $     --            --            63.00          4.00
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   711,374       1,059,131
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       121,479         177,741
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       185,150         177,186
    Venture partners' share of ventures' operations . . . . . . . . . . . .       367,557         436,397
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       581,693         (57,078)
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .      (339,331)        298,457
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (69,860)       (285,177)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (27,361)        (19,550)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (350,892)        109,478
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (41,461)        (13,243)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,138,348       1,883,342
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (150,740)       (436,863)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (49,344)       (278,059)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (200,084)       (714,922)
                                                                             ------------     -----------




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (468,658)       (432,710)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (547,150)       (282,400)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (3,811,500)       (242,000)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .    (1,141,943)        (26,889)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (5,969,251)       (983,999)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (5,030,987)        184,421
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    10,764,988       6,876,686
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  5,734,001       7,061,107
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,645,262       2,443,819
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, for the nine months ended September 30, 1998 for Westdale Mall, net of the venture partner's share, were $673,681. The results of operations, for the nine months ended September 30, 1997 for Westdale Mall and the One Woodfield Lake investment property, net of the venture partners' share, were $1,045,665.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 are as follows:

                                                           Unpaid at
                                                         September 30,
                                    1998         1997        1998
                                   ------       -----    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $ --         1,497          --
                                   ======       =====        =====

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Montgomery Ward, which owns a store adjacent to Westdale Mall, filed for bankruptcy in July 1997, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall has also started construction of a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall will be subject to greater competition in the future, particularly from a new shopping center that recently opened this year approximately 20 miles from Westdale Mall. During the third quarter of 1998, occupancy increased to 90%, and 9% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

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

     The Partnership, on behalf of the joint venture, is presently actively marketing the property for sale. However, there can be no assurance that a sale will be consummated.

     Effective August 1, 1998, management of the mall was assigned to Rouse Property Management, Inc., an affiliate of the Rouse Company. The Partnership has also learned, subsequent to September 30, 1998, the Rouse Company or an affiliate thereof purchased all or a portion of an interest in the unaffiliated venture partner in the joint venture.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and the three and nine months ended September 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,734,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $438,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

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

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Additionally, in 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion in regards to acceptance of the offer. As of the date of this report, all such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 9.87% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is primarily due to the distribution of sale proceeds of $3,569,500 to the Limited Partners and $1,115,054 to the General Partners as a result of the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of rental collections at the Westdale Mall.

     The increase in escrow deposits and restricted funds at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments into such accounts at the Partnership's Westdale investment property.

     The decrease in accrued real estate taxes at September 30, 1998 as compared to December 31, 1997 is due to the timing of payments of real estate taxes at Westdale Mall.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily due to the redemption in October 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in interest income for the nine months ended
September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The increase in general and administrative expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa. . . . .    91%       87%        90%       94%     86%      87%     90%





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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998