Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD VII
filed 1999-03-31
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998             Commission file number 0-9555


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

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  14

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  15

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosures. . . . . . . . . . . .  37


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  37

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  41

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  42


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  44

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

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
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




---------------

       (a) The computation of this percentage for the property held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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


     The Partnership's remaining real property investment is subject to competition from similar types of properties. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the property are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its remaining property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 1998 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Westdale Mall shopping center as of December 31, 1998.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTY

     The Partnership owns through a joint venture partnership the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment property owned during 1998:

                                                             1997                      1998
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               -------------        ----  ----   ----  -----  ----   ---- -----  -----
1. Westdale Mall
    Cedar Rapids, Iowa (a). .  Retail                91%   87%    90%    94%   86%    87%   90%    90%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.

     (a)  The percentage represents physical occupancy which includes temporary tenants.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1998 and 1997.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 5,138 record holders of the 60,500 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1998           1997          1996          1995          1994
                           ------------    ----------    ----------    ----------    ----------
Total income. . . . . . .  $  8,124,028    11,605,543    11,913,468    12,143,574    11,561,134
                           ============    ==========    ==========    ==========    ==========
Net earnings (loss) before
 gain on redemption of
 Partnership's interest
 in investment property .  $    784,585     1,485,589      (452,971)     (303,584)     (531,183)
Gain on redemption of
 Partnership's interest
 in investment property .         --        7,347,738         --            --            --
                           ------------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .  $    784,585     8,833,327      (452,971)     (303,584)     (531,183)
                           ============    ==========    ==========    ==========    ==========
Net earnings (loss)
 per Limited Partner
 Interest (b):
  Net earnings (loss)
   before gain on redem-
   ption of Partnership's
   interest in invest-
   ment property  . . . .  $      12.45         23.57         (7.19)        (4.82)        (8.43)
  Gain on redemption
   of Partnership's
   interest in invest-
   ment property. . . . .         --           103.02         --            --            --
                           ------------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .  $      12.45        126.59         (7.19)        (4.82)        (8.43)
                           ============    ==========    ==========    ==========    ==========
Total assets. . . . . . .  $ 23,377,301    28,519,189    34,058,072    35,848,308    37,210,551
Long-term debt (net
 of unamortized
 discounts) . . . . . . .  $ 19,577,238    20,016,456    32,736,988    33,082,901    21,059,132
Cash distributions
 per Interest (c) . . . .  $      67.00          8.00         10.00          8.00          8.00
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998


Property
--------

Westdale Mall:     a)     The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of
                          the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------
                          1994                   92%                   7.72
                          1995                   94%                   7.74
                          1996                   91%                   7.66
                          1997                   94%                   7.21
                          1998                   90%                   7.85

                          (1)  Average gross base rent per square foot is based on GLA occupied as of December 31 of each year.
                          (2)  Gross base rents do not include tenant allowances or certain other leasing concessions.

                          (3)  The percentage represents physical occupancy which includes temporary tenants.

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
                          (Grocery Store)

                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Westdale Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1998
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases          Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                          1999               20               73,643         759,080          15%
                          2000               12               73,997         714,701          14%
                          2001                5               25,310         296,184           6%
                          2002               13               32,284         501,509          10%
                          2003                8               23,864         380,603           7%
                          2004                5               14,805         263,494           5%
                          2005                8               46,353         555,030          11%
                          2006                5                6,908         208,083           4%
                          2007                2                3,027          63,016           1%
                          2008                4                4,068         107,995           2%


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

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Additionally, in 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion with regard to acceptance of the offer. As of the date of this report, all such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 9.88% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,612,000. Such remaining funds are available for distributions to partners and for working capital requirements. The Partnership and its consolidated venture has currently budgeted in 1999 no significant expenditures for tenant improvements and other capital expenditures at Westdale Mall. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the extent of unaffiliated venture partner compliance with its obligation to share in the funding of such requirements as discussed below, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's remaining investment property and through the sale of such investment. Reference is made to the Partnership's property specific discussions below. The Partnership and its venture's mortgage obligations are all non-recourse.

     ONE WOODFIELD LAKE

     The Partnership had committed to a plan to sell its interest in the property, and therefore, had classified the property as held for sale or disposition as of December 31, 1996. On October 10, 1997, the Partnership sold its interest to its unaffiliated venture partner. Reference is made to the Notes for a further description of such transaction.

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Montgomery Ward, which owns a store adjacent to Westdale Mall, filed for bankruptcy in July 1997, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall has also started construction of a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall will be subject to greater competition in the future, particularly from a new shopping center that opened in 1998 approximately 20 miles from Westdale Mall. During 1998, occupancy decreased to 90%, and 9% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.
In addition, the Partnership has committed to a plan to sell the property or its interest in the property, and therefore, has classified the property as held for sale or disposition as of December 31, 1996. The property has not been subject to continued depreciation as of such date. During the third quarter of 1998, the Rouse Company or an affiliate thereof purchased a portion of an interest in the unaffiliated venture partner in the joint venture and was also assigned management of the property.

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

     GENERAL

     There are certain risks associated with the Partnership's investment made through its joint venture including the possibility that the Partnership's joint venture partners in the investment might become unable or unwilling to fulfill their financial or other obligations, or that the joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the distribution of sale proceeds in 1998 of $3,569,500 to the Limited Partners and $1,115,054 to the General Partners as a result of the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in escrow deposits and restricted funds at December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments into such accounts at the Partnership's Westdale investment property.

     The decrease in accrued interest at December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of mortgage payments at the Westdale Mall investment property.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily due to the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The decreases in depreciation expense and venture partners' share of venture's operations for the years ended December 31, 1998 and December 31, 1997 as compared to the year ended December 31, 1996 are primarily due to no further depreciation expense being incurred on the Westdale Mall and the One Woodfield Lake investment properties as a result of the properties being classified as "held for sale or disposition" in accordance with SFAS 121 on December 31, 1996, and therefore, no longer subject to continued depreciation as of that date.

     The increase in general and administrative expenses for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is primarily due to the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by the end of 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's remaining property contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


YEAR 2000

     The Managing General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination (on or before December 31, 1999), the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31,
  1998, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated ventures at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                           KPMG LLP


Chicago, Illinois
March 29, 1999


                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  5,611,560       10,764,988
  Interest, rents and other receivables . . . . . . . . . . . . . . .        975,297        1,136,079
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .        368,903          139,040
                                                                        ------------      -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . .      6,955,760       12,040,107
                                                                        ------------      -----------
Properties held for sale or disposition . . . . . . . . . . . . . . .     14,764,511       14,609,918
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        817,496          906,601
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        839,534          962,563
                                                                        ------------      -----------

                                                                        $ 23,377,301       28,519,189
                                                                        ============      ===========





                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    439,217          389,783
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      1,016,751          965,947
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         57,995          228,588
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .      1,191,162        1,222,176
                                                                        ------------      -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . .      2,705,125        2,806,494

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         69,769           99,229
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     19,577,238       20,016,456
                                                                        ------------      -----------

Commitments and contingencies

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .     22,352,132       22,922,179
                                                                        ------------      -----------
Venture partners' subordinated equity in venture. . . . . . . . . . .      1,130,183        1,264,277

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .      2,256,807        2,225,424
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (9,267,918)      (8,099,086)
                                                                        ------------      -----------
                                                                          (7,010,111)      (5,872,662)
                                                                        ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .     54,676,276       54,676,276
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .     57,353,648       56,600,446
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .   (105,124,827)    (101,071,327)
                                                                        ------------      -----------
                                                                           6,905,097       10,205,395
                                                                        ------------      -----------
              Total partners' capital accounts (deficits) . . . . .         (105,014)       4,332,733
                                                                        ------------      -----------
                                                                        $ 23,377,301       28,519,189
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  7,772,325       11,218,737      11,519,926
  Interest income . . . . . . . . . . . . . . . . .         351,703          386,806         393,542
                                                       ------------     ------------    ------------
                                                          8,124,028       11,605,543      11,913,468
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,474,849        3,242,853       3,524,875
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --          2,343,167
  Property operating expenses . . . . . . . . . . .       4,055,000        5,699,169       6,173,609
  Professional services . . . . . . . . . . . . . .          95,735          125,818         136,115
  Amortization of deferred expenses . . . . . . . .         147,600          259,899         235,779
  General and administrative. . . . . . . . . . . .         153,203          144,555         141,272
                                                       ------------     ------------    ------------
                                                          6,926,387        9,472,294      12,554,817
                                                       ------------     ------------    ------------
                                                          1,197,641        2,133,249        (641,349)
Venture partners' share of
  venture's operations. . . . . . . . . . . . . . .        (413,056)        (647,660)        188,378
                                                       ------------     ------------    ------------
       Net earnings (loss) before gain on
         redemption of Partnership's interest
         in investment property . . . . . . . . . .         784,585        1,485,589        (452,971)

Gain on redemption of Partnership's
  interest in investment property . . . . . . . . .           --           7,347,738           --
                                                       ------------     ------------    ------------
       Net earnings (loss). . . . . . . . . . . . .    $    784,585        8,833,327        (452,971)
                                                       ============     ============    ============




                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1998             1997            1996
                                                       ------------     ------------    ------------
       Net earnings (loss) per
        limited partnership interest:
          Net earnings (loss) before gain on
            redemption of Partnership's interest
            in investment property. . . . . . . . .    $      12.45            23.57           (7.19)
          Gain on redemption of Partnership's
            interest in investment property . . . .           --              103.02           --
                                                       ------------     ------------    ------------
                                                       $      12.45           126.59           (7.19)
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

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1995 . . . .  $1,000    1,069,065   (7,978,262)  (6,908,197)   54,676,276   49,376,449  (99,982,297)  4,070,428

Cash distri-
 butions
 ($10.00)
 per limited
 partnership
 interest). .    --           --        (67,046)     (67,046)        --           --        (605,030)   (605,030)
Net earnings
 (loss) . . .    --        (18,119)        --        (18,119)        --        (434,852)       --       (434,852)
              -------   ---------- ------------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficit) at
 December 31,
 1996 . . . .   1,000    1,050,946   (8,045,308)  (6,993,362)   54,676,276   48,941,597 (100,587,327)  3,030,546

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). .    --          --         (53,778)     (53,778)        --           --        (484,000)   (484,000)
Net earnings
 (loss) . . .    --      1,174,478        --       1,174,478         --       7,658,849        --      7,658,849
              -------   ---------- ------------   ----------    ----------   ----------  -----------  ----------





                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                    LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Balance
 (deficit) at
 December 31,
 1997 . . . .   1,000    2,225,424   (8,099,086)  (5,872,662)   54,676,276   56,600,446 (101,071,327) 10,205,395

Cash distri-
 butions
 ($67.00
 per limited
 partnership
 interest). .    --          --      (1,168,832)  (1,168,832)        --           --      (4,053,500) (4,053,500)
Net earnings
 (loss) . . .    --         31,383        --          31,383         --         753,202        --        753,202
              -------   ---------- ------------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficit) at
 December 31,
 1998 . . . . $ 1,000    2,256,807   (9,267,918)  (7,010,111)   54,676,276   57,353,648 (105,124,827)  6,905,097
              =======   ========== ============   ==========    ==========   ==========  ===========  ==========












                          See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $   784,585        8,833,327        (452,971)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --          2,343,167
    Amortization of deferred expenses . . . . . . .         147,600          259,899         235,779
    Amortization of discounts on
      long-term debt. . . . . . . . . . . . . . . .         297,477          237,587         226,736
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . .         413,056          647,660        (188,378)
    Gain on redemption of Partnership's
      interest in investment property . . . . . . .           --          (7,347,738)          --
  Changes in:
    Interest, rents and other receivables . . . . .         283,811         (129,785)        993,290
    Escrow deposits and restricted funds. . . . . .        (229,863)         592,924        (317,498)
    Accounts payable. . . . . . . . . . . . . . . .          50,804         (170,788)        189,736
    Accrued interest. . . . . . . . . . . . . . . .        (170,593)         (48,757)         (3,518)
    Accrued real estate taxes . . . . . . . . . . .         (31,014)        (997,111)          5,015
    Tenant security deposits. . . . . . . . . . . .         (29,460)         (85,372)        (38,030)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,516,403        1,791,846       2,993,328
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties
    (net of related payables) . . . . . . . . . . .        (154,593)        (635,583)       (344,737)
  Payment of deferred expenses. . . . . . . . . . .         (58,495)        (440,169)       (338,020)
  Cash proceeds from redemption of
    Partnership's interest in investment
      property, net of expenses . . . . . . . . . .           --           4,681,786           --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (213,088)       3,606,034        (682,757)
                                                        -----------      -----------     -----------





                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (687,261)        (583,500)       (533,716)
  Distributions to venture partners . . . . . . . .        (547,150)        (388,300)       (410,513)
  Distributions to limited partners . . . . . . . .      (4,053,500)        (484,000)       (605,030)
  Distributions to general partners . . . . . . . .      (1,168,832)         (53,778)        (67,046)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (6,456,743)      (1,509,578)     (1,616,305)
                                                        -----------      -----------     -----------
          Net (decrease) increase in
            cash and cash equivalents . . . . . . .      (5,153,428)       3,888,302         694,266

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      10,764,988        6,876,686       6,182,420
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 5,611,560       10,764,988       6,876,686
                                                        ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $ 2,347,965        3,054,023       3,301,657
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Redemption of Partnership's interest in
     investment property:
      Gain on redemption of Partnership's
        interest in investment property . . . . . .     $     --           7,347,738           --
      Basis in investment property. . . . . . . . .           --          (2,665,952)          --
                                                        -----------      -----------     -----------
          Cash proceeds from redemption of
            Partnership's interest in
            property, net of expenses . . . . . . .     $     --           4,681,786           --
                                                        ===========      ===========     ===========
  Net assets and venture partner's capital in
    venture written off upon redemption of
    interest in investment property . . . . . . . .     $     --           3,915,817           --
                                                        ===========      ===========     ===========

                          See accompanying notes to consolidated financial statements.

                   JMB INCOME PROPERTIES, LTD. - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                   1998                              1997
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------
Total assets. . . . . . . . . . . .   $ 23,377,301       10,929,669       28,519,189      15,247,086
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .     (7,010,111)      (2,417,103)      (5,872,662)     (2,500,185)
  Limited partners. . . . . . . . .      6,905,097        7,020,399       10,205,395      12,207,089
Net earnings (loss):
  General partners. . . . . . . . .         31,383        1,251,914        1,174,478       1,309,137
  Limited partners. . . . . . . . .        753,202       (1,133,189)       7,658,849       8,278,662
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . .          12.45           (18.73)          126.59          136.84
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,962,058 and $9,318,431 at December 31, 1998 and 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, two office buildings, three shopping centers and an industrial warehouse as investments. Five properties have been sold by the Partnership. The remaining property owned at December 31, 1998 was operating. The cost of the investment property represents the total cost to the Partnership and its ventures, plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                            YEARS
                                                            -----
       Improvements--straight-line. . . . . . . . . .        5-35
       Personal property--straight-line . . . . . . .        5-10
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

     As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall and One Woodfield Lake investment properties. Accordingly, these properties were classified at December 31, 1996 as held for sale or disposition in the accompanying consolidated financial statements. During 1997, the partnership's interest in the One Woodfield Lake investment property was redeemed by the unaffiliated venture partner. The results of operations, net of venture partners' share, for such properties were $757,074, $1,436,514 and ($563,217), respectively, for the years ended December 31, 1998, 1997 and 1996.

     Certain 1997 amounts have been reclassed to conform to 1998 presentation.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $9,850,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties that have contributed an interest in the property developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

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

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's joint venture partners in the investment might become unable or unwilling to fulfill their financial or other obligations, or that the joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

The unaffiliated venture partner in the joint venture elected not to contribute its share of this tenant allowance. The Partnership, in order to retain this tenant, funded $277,830 of the $370,440 tenant allowance in 1997 and the remaining $92,610 in 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

     Effective August 1, 1994, the venture partner transferred its interest in Westdale Mall to another company affiliated with the venture partner's parent company. During the third quarter of 1998, the Rouse Company or an affiliate thereof purchased a portion of an interest in the unaffiliated venture partner in the joint venture and was also assigned management of the property. The property is managed pursuant to an assignment of the previous agreement which provides for a management fee equal to a portion of the tenants' contributions toward operating costs plus the lesser of $120,000 per year or 3% of the minimum rent received from tenants.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                            1998            1997
                                        -----------     -----------
8-3/4% - 10-3/8% mortgage notes, due
 at various dates from March 1, 2010
 to July 1, 2015; secured by a
 leasehold and shopping center in
 Cedar Rapids, Iowa; payable in
 monthly installments aggregating
 $234,841 (including interest).
 Balances are net of $3,861,769
 in 1998 and $4,159,246 in 1997
 of unamortized discounts based
 on imputed interest rates of 12% . .  $20,016,455      20,406,239
                                       -----------      ----------
     Total debt . . . . . . . . . . .   20,016,455      20,406,239
     Less current portion
       of long-term debt. . . . . . .      439,217         389,783
                                       -----------      ----------
     Total long-term debt . . . . . .  $19,577,238      20,016,456
                                       ===========      ==========

     Five-year maturities of long-term debt (net of unamortized discounts) are summarized as follows:

                        1999. . . . . . . . . . .      $439,217
                        2000. . . . . . . . . . .       494,921
                        2001. . . . . . . . . . .       557,690
                        2002. . . . . . . . . . .       628,419
                        2003. . . . . . . . . . .       708,118
                                                       ========


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

LEASES - AS PROPERTY LESSOR

     At December 31, 1998, the Partnership's and its consolidated ventures' principal asset consisted of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over its estimated useful life until the property was classified as held for sale or disposition as discussed above. Leases with tenants range in term from one to twenty-seven years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased asset is summarized as follows at December 31, 1998:

               Shopping Center:
                  Cost. . . . . . . . . . . . . .    $42,494,520
                  Accumulated depreciation. . . .     27,730,009
                                                     -----------
                                                     $14,764,511
                                                     ===========

    Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

               1999 . . . . . . . . . . . . . . .   $ 4,389,937
               2000 . . . . . . . . . . . . . . .     3,545,540
               2001 . . . . . . . . . . . . . . .     3,168,974
               2002 . . . . . . . . . . . . . . .     2,795,067
               2003 . . . . . . . . . . . . . . .     2,334,541
               Thereafter . . . . . . . . . . . .     8,502,236
                                                    -----------
                      Total . . . . . . . . . . .   $24,736,295
                                                    ===========

     Contingent rent (based on sales by property tenants) included in con-solidated rental income was as follows for the years ended December 31, 1998, 1997 and 1996:

               1996 . . . . . . . . . . . . . . .       $793,567
               1997 . . . . . . . . . . . . . . .        948,163
               1998 . . . . . . . . . . . . . . .        741,310
                                                        ========

     LEASES - PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Westdale venture leases the land underlying the Cedar Rapids, Iowa shopping center from the Partnership's venture partner. The lease has a remaining term of approximately 36 years with options to extend the lease for two additional ten-year periods. The lease requires the venture to pay all costs and expenses of the property, including maintenance, insurance and real estate taxes. The lease provides for annual base rent of $848,900 plus additional rent based upon gross income from certain tenants and annual cash flow in excess of specified levels as described in the Notes. The lease further provides that upon sale of the Westdale Mall shopping center the Westdale venture may require the lessor to convey a portion of the leased land to the purchaser as part of the sale. As consideration for such conveyance, the lessor is entitled to receive the first $5,872,000 of net sales proceeds plus 29.7% of any net sales proceeds in excess of $19,784,000.

     Total rental expense for the years ended December 31, 1998, 1997 and 1996 under the above operating leases was $1,055,219, $1,117,898 and $1,080,250, respectively, and consisted substantially of minimum rent.

     Future minimum rental commitments under the above operating lease are as follows:

               1999 . . . . . . . . . . . . . . .    $   848,900
               2000 . . . . . . . . . . . . . . .        848,900
               2001 . . . . . . . . . . . . . . .        848,900
               2002 . . . . . . . . . . . . . . .        848,900
               2003 . . . . . . . . . . . . . . .        848,900
               Thereafter . . . . . . . . . . . .     26,587,987
                                                     -----------
                    Total . . . . . . . . . . . .    $30,832,487
                                                     ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                                  1998     1997    1996      1998
                                 ------   ------  ------  ------------
Insurance commissions . . . . .  $  533     --      --         --
Reimbursement (at cost) for
  other out-of-pocket expenses.    --      1,508   3,992       --
                                 ------   ------  ------     ------

                                 $  533    1,508   3,992       --
                                 ======   ======  ======     ======


                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1998



                                                         COSTS
                                                      CAPITALIZED
                                INITIAL COST TO        SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)     TO ACQUISITION              AT CLOSE OF PERIOD (B)
                           ------------------------- --------------                           -------------------------------------
                             LAND AND    BUILDINGS    BUILDINGS                     BUILDINGS
                             LEASEHOLD     AND          AND                            AND
               ENCUMBRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS         LAND     IMPROVEMENTS   TOTAL (D)
               -----------  ----------- ---------------------------    ----------  ------------ -----------

SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . .  $20,016,455       -- (F)   35,020,531     7,473,989         -- (F)    42,494,520  42,494,520
               ===========    =========   ==========    ==========      =========    ==========  ==========



                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1998
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . . . . . . . . . . . . .   $27,730,009         1980       09/19/80       5-35 years    1,343,078
                                      ===========                                                 =========

------------------

Notes:

       (A)  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)  The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was $38,100,760.

       (C)  The property is owned and operated by a joint venture.



                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)  Reconciliation of real estate owned:

                                                             1998            1997              1996
                                                         ------------    ------------     ------------
               Balance at beginning of period . . . .    $ 42,339,927      60,959,003       60,614,266
               Additions during period. . . . . . . .         154,593         635,583          344,737
               Reduction during period. . . . . . . .           --        (19,254,659)           --
                                                         ------------    ------------     ------------
               Balance at end of period . . . . . . .    $ 42,494,520      42,339,927       60,959,003
                                                         ============    ============     ============

       (E)  Reconciliation of accumulated depreciation:

               Balance at beginning of period . . . .    $ 27,730,009      40,498,936       38,155,769
               Depreciation expense . . . . . . . . .           --              --           2,343,167
               Reduction in accumulated depreciation.           --        (12,768,927)           --
                                                         ------------    ------------     ------------
               Balance at end of period . . . . . . .    $ 27,730,009      27,730,009       40,498,936
                                                         ============    ============     ============

       (F)  Property operated under ground lease.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1998 and 1997.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Executive Vice President      5/08/79
                          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Executive Vice President      1/02/87
                          Chief Executive Officer       8/01/93
Glenn E. Emig             Executive Vice President      1/01/93
                          Chief Operating Officer       1/01/95
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88
Howard Kogen              Senior Vice President         1/02/86
                          Treasurer                     1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-X, JMB Income XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1998, 1997 and 1996 cash distributions of $1,168,832, $53,778 and $67,046 were paid, respectively, to the General Partners.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998 no amounts were due for such out-of-pocket expenses.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership and its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and
Exhibit 21 hereto.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1998 aggregating $533 in connection with the provision of liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b) The Managing General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

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


     No annual report for the fiscal year 1998 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - VII

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 22, 1999

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 22, 1999

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 22, 1999

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 22, 1999

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 22, 1999

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney

                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 22, 1999

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