Form 10-Q
period 1999-03-31
JMB INCOME PROPERTIES LTD VII
filed 1999-05-17
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                 Commission File No. 0-9555




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

                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1999 AND DECEMBER 31, 1998
                                (UNAUDITED)


                                  ASSETS
                                  ------

                                            MARCH 31,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . .     $  5,890,455        5,611,560
  Interest, rents and other
    receivables. . . . . . . . . . . .          889,254          975,297
  Escrow deposits and
    restricted funds . . . . . . . . .          359,107          368,903
                                           ------------      -----------
          Total current assets . . . .        7,138,816        6,955,760
                                           ------------      -----------

Investment property held for sale
  or disposition . . . . . . . . . . .       14,781,366       14,764,511

Deferred expenses  . . . . . . . . . .          780,138          817,496
Accrued rents receivable . . . . . . .          808,777          839,534
                                           ------------      -----------
                                           $ 23,509,097       23,377,301
                                           ============      ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------


                                            MARCH 31,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------
Current liabilities:
  Current portion of long-term debt. .     $    452,526          439,217
  Accounts payable . . . . . . . . . .        1,102,946        1,016,751
  Accrued interest . . . . . . . . . .          199,159           57,995
  Accrued real estate taxes. . . . . .          839,501        1,191,162
                                           ------------      -----------
          Total current liabilities. .        2,594,132        2,705,125

Tenant security deposits . . . . . . .           69,769           69,769
Long-term debt, less current portion .       19,463,416       19,577,238
                                           ------------      -----------
Commitments and contingencies

          Total liabilities. . . . . .       22,127,317       22,352,132
                                           ------------      -----------
Venture partners' subordinated
  equity in venture. . . . . . . . . .        1,270,692        1,130,183

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        2,265,451        2,256,807
    Cumulative cash distributions. . .       (9,267,918)      (9,267,918)
                                           ------------      -----------
                                             (7,001,467)      (7,010,111)
                                           ------------      -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .       54,676,276       54,676,276
    Cumulative net earnings (loss) . .       57,561,106       57,353,648
    Cumulative cash distributions. . .     (105,124,827)    (105,124,827)
                                           ------------      -----------
                                              7,112,555        6,905,097
                                           ------------      -----------
          Total partners' capital
            accounts (deficits). . . .          111,088         (105,014)
                                           ------------      -----------
                                           $ 23,509,097       23,377,301
                                           ============      ===========














       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)




                                                 1999            1998
                                              ----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . . $ 2,063,345       1,954,285
  Interest income. . . . . . . . . . . . . .      55,083         116,559
                                             -----------      ----------
                                               2,118,428       2,070,844
                                             -----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . .     528,034         590,406
  Property operating expenses. . . . . . . .   1,073,570         942,892
  Professional services. . . . . . . . . . .      63,622          35,700
  Amortization of deferred expenses. . . . .      37,358          40,092
  General and administrative . . . . . . . .      48,889          59,563
                                             -----------      ----------
                                               1,751,473       1,668,653
                                             -----------      ----------
                                                 366,955         402,191
Venture partners' share of
  ventures' operations . . . . . . . . . . .    (150,853)       (141,371)
                                             -----------      ----------
          Net earnings (loss). . . . . . . . $   216,102         260,820
                                             ===========      ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . $      3.43            4.14
                                             ===========      ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . $     --              59.00
                                             ===========      ==========

























       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)


                                                 1999            1998
                                              ----------      ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .  $  216,102         260,820
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses. . . .      37,358          40,092
    Amortization of discounts on long-term
      debt . . . . . . . . . . . . . . . . .      63,641          61,063
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . .     150,853         141,371
  Changes in:
    Interest, rents and other receivables. .     116,800         151,783
    Escrow deposits and restricted funds . .       9,796         (23,339)
    Accounts payable . . . . . . . . . . . .      86,195          48,865
    Accrued interest . . . . . . . . . . . .     141,164         (25,413)
    Accrued real estate taxes. . . . . . . .    (351,661)       (319,109)
    Tenant security deposits . . . . . . . .       --              8,836
                                              ----------     -----------
          Net cash provided by (used in)
            operating activities . . . . . .     470,248         344,969
                                              ----------     -----------
Cash flows from investing activities:
  Additions to investment properties . . . .     (16,855)       (100,000)
  Payment of deferred expenses . . . . . . .       --            (41,144)
                                              ----------     -----------
          Net cash provided by (used in)
            investing activities . . . . . .     (16,855)       (141,144)
                                              ----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . .    (164,154)       (149,766)
  Distributions to venture partners. . . . .     (10,344)       (105,900)
  Distributions to limited partners. . . . .       --         (3,569,500)
  Distributions to general partners. . . . .       --         (1,115,054)
                                              ----------     -----------
          Net cash provided by (used in)
            financing activities . . . . . .    (174,498)     (4,940,220)
                                              ----------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .     278,895      (4,736,395)
          Cash and cash equivalents,
            beginning of year. . . . . . . .   5,611,560      10,764,988
                                              ----------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . . .  $5,890,455       6,028,593
                                              ==========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . .  $  323,229         554,756
                                              ==========     ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . .  $    --              --
                                              ==========     ===========


       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 1998
                                (Unaudited)

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1998 which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of the venture partner's share, for Westdale Mall for the three months ended March 31, 1999 and 1998 were $276,492 and $259,113, respectively.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are as follows:

                                                               Unpaid at
                                                               March 31,
                                       1999         1998         1999
                                      ------       -----     -------------
Insurance commissions. . . . .        $  553         --            --
Reimbursement (at cost) for
  out-of-pocket expenses . . .           --          --            --
                                      ------       -----         ------
                                      $  553         --            --
                                      ======       =====         ======

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Montgomery Ward, which owns a store adjacent to Westdale Mall, filed for bankruptcy in July 1997, and it is unknown at this time whether its store will continue to operate. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall is subject to greater competition in the future, particularly from a new shopping center that opened in 1998 approximately 20 miles from Westdale Mall. During the first quarter of 1999, occupancy decreased to 89%, and 4% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

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

     Effective August 1, 1998, management of the mall was assigned to Rouse Property Management, Inc., an affiliate of the Rouse Company. In October 1998, the Rouse Company or an affiliate thereof purchased a portion of the interest in the unaffiliated venture partner in the joint venture.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and the three months ended March 31, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At March 31, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,890,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $853,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. In 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion in regards to acceptance of the offer. In April 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unconsolidated tender offer to purchase up to 4.9% of the Interests in the Partnership at an amount of $100 per Interests. The Special Committee advised the Limited Partners to accept the offer. As of the date of this report, the Partnership is aware that, in the aggregate, 9.95% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of rental collections at the Westdale Mall.

     The increase in accrued interest at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of mortgage payments at Westdale Mall.

     The decrease in accrued real estate taxes at March 31, 1999 as compared to December 31, 1998 is due to the timing of payments of real estate taxes at Westdale Mall.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The increase in professional services for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to approximately $25,000 in consulting fees and legal fees related to marketing costs for the potential sale of the Westdale Mall.

     The decrease in general and administrative expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                     1998                                  1999
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a) . . .     86%        87%        90%        90%      89%




     (a)  The percentage represents physical occupancy which includes temporary tenants.


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


                 JMB INCOME PROPERTIES, LTD. - VII

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 12, 1999