Form 10-Q
period 1999-06-30
JMB INCOME PROPERTIES LTD VII
filed 1999-08-16
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                              Commission File No. 0-9555




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  6,148,882      5,611,560
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          689,292        975,297
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .          405,222        368,903
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        7,243,396      6,955,760
                                                                            ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . . .       14,882,572     14,764,511

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          745,767        817,496
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          792,713        839,534
                                                                            ------------    -----------
                                                                            $ 23,664,448     23,377,301
                                                                            ============    ===========






                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    429,476        439,217
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,154,955      1,016,751
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            57,995
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,286,517      1,191,162
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        2,870,948      2,705,125

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           69,769         69,769
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,341,587     19,577,238
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       22,282,304     22,352,132
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .        1,375,210      1,130,183

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        2,272,040      2,256,807
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (9,294,807)    (9,267,918)
                                                                            ------------    -----------
                                                                              (7,021,767)    (7,010,111)
                                                                            ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       54,676,276     54,676,276
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       57,719,252     57,353,648
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (105,366,827)  (105,124,827)
                                                                            ------------    -----------
                                                                               7,028,701      6,905,097
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .            6,934       (105,014)
                                                                            ------------    -----------
                                                                            $ 23,664,448     23,377,301
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,257,838     1,821,328     4,321,183     3,775,613
  Interest income . . . . . . . . . . . . . . . .       63,459        82,868       118,542       199,427
                                                   -----------   -----------   -----------   -----------
                                                     2,321,297     1,904,196     4,439,725     3,975,040
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      577,622       607,614     1,105,656     1,198,020
  Property operating expenses . . . . . . . . . .    1,358,162       938,972     2,431,732     1,881,864
  Professional services . . . . . . . . . . . . .       14,707        21,885        78,329        57,585
  Amortization of deferred expenses . . . . . . .       37,357        40,092        74,715        80,184
  General and administrative. . . . . . . . . . .       64,197        38,386       113,086        97,949
                                                   -----------    ----------   -----------   -----------
                                                     2,052,045     1,646,949     3,803,518     3,315,602
                                                   -----------    ----------   -----------   -----------
                                                       269,252       257,247       636,207       659,438
Venture partners' share of
  ventures' operations. . . . . . . . . . . . . .     (104,517)      (90,810)     (255,370)     (232,181)
                                                   -----------    ----------   -----------   -----------
          Net earnings (loss) . . . . . . . . . .  $   164,735       166,437       380,837       427,257
                                                   ===========    ==========   ===========   ===========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      2.61          2.64          6.04          6.78
                                                   ===========    ==========   ===========   ===========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      4.00          4.00          4.00         63.00
                                                   ===========    ==========   ===========   ===========


                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  380,837         427,257
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        74,715          80,184
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       127,906         122,782
    Venture partners' share of ventures' operations . . . . . . . . . . . .       255,370         232,181
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       332,826         519,926
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .       (36,319)        (11,879)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,204        (254,095)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (57,995)        (26,372)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        95,355             769
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --             (6,584)
                                                                               ----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,310,899       1,084,169
                                                                               ----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (118,061)       (100,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (2,986)        (48,980)
                                                                               ----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (121,047)       (148,980)
                                                                               ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (373,298)       (307,433)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (10,343)       (423,600)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (242,000)     (3,811,500)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (26,889)     (1,141,943)
                                                                               ----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (652,530)     (5,684,476)
                                                                               ----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       537,322      (4,749,287)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     5,611,560      10,764,988
                                                                               ----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $6,148,882       6,015,701
                                                                               ==========     ===========





                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1999             1998
                                                                             ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $1,065,834       1,101,610
                                                                               ==========     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
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

                        JUNE 30, 1999 AND 1998
                              (Unaudited)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of the venture partner's share, for Westdale Mall for the six months ended June 30, 1999 and 1998 were $468,058 and $425,556, respectively.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 are as follows:

                                                           Unpaid at
                                                           June 30,
                                    1999         1998        1999
                                   ------       -----    -------------
Insurance commissions . . . .      $  533         --           --
Reimbursement (at cost) for
  out-of-pocket expenses. . .        --           --           --
                                   ------       -----        ------
                                   $  533         --           --
                                   ======       =====        ======

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall is subject to greater competition in the future, particularly from a new shopping center that opened in 1998 approximately 20 miles from Westdale Mall. During the second quarter of 1999, occupancy increased to 91%, and 1% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At June 30, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,149,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $1,448,000 is being held at the Westdale Mall for costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion in regards to acceptance of the offer. In April 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at an amount of $100 per Interest. The Special Committee advised the Limited Partners to accept the offer. In June 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.78% of the Interests in the Partnership at an amount of $50 per Interest. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 9.99% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. The affairs of the Partnership are expected to be wound up as soon as practicable pending the sale of the Partnership's remaining investment property.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of collections of receivables at the Westdale Mall.

     The increase in accounts payable at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain operating expenses at Westdale Mall.

     The decrease in accrued interest at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of mortgage payments at Westdale Mall.

     The increase in accrued real estate taxes at June 30, 1999 as compared to December 31, 1998 is due to an increase in real estate tax assessments at Westdale Mall.

     The increase in rental income for the three and six months ended
June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to increases in income related to recoverable expenses as a result of an increase in property operating expenses in 1999. The increase in property operating expenses for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to an increase in real estate tax expense (due to higher assessments) and increases in other recoverable property operating expenses (primarily due to an increase in occupancy, a change to contractual janitorial services in 1999 resulting in higher initial costs and increased lot maintenance costs due to unusually harsh weather) at Westdale Mall.

     The decrease in interest income for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake and also due to the timing of the receipt of certain receivables resulting in a lower average cash balance during the first half of 1999 as compared to the first half of 1998 at Westdale Mall.

     The increase in professional services for the six months ended
June 30, 1999 as compared to the six months ended June 30, 1998 is primarily due to consulting fees and legal fees related to marketing costs for the potential sale of the Westdale Mall.

     The increase in general and administrative expenses for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to an increase in marketing costs in 1999 for the potential sale of Westdale Mall partially offset by the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

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

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a). . .    86%       87%        90%       90%     89%      91%




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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999