Form 10-Q
period 1999-09-30
JMB INCOME PROPERTIES LTD VII
filed 1999-11-12
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                         Commission File No. 0-9555




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  5,977,560      5,611,560
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          993,886        975,297
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .          405,502        368,903
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        7,376,948      6,955,760
                                                                            ------------    -----------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       42,737,905          --
                                                                            ------------    -----------

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       32,784,574          --
                                                                            ------------    -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .        9,953,331          --

Investment property held for sale or disposition. . . . . . . . . . . .            --        14,764,511

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          708,798        817,496
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          789,200        839,534
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .          327,376          --
                                                                            ------------    -----------
                                                                            $ 19,155,653     23,377,301
                                                                            ============    ===========






                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    447,594        439,217
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,443,307      1,016,751
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,597         57,995
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          991,859      1,191,162
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        2,895,357      2,705,125

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           67,069         69,769
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,216,066     19,577,238
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       22,178,492     22,352,132
                                                                            ------------    -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .            --         1,130,183

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        2,150,850      2,256,807
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (9,294,807)    (9,267,918)
                                                                            ------------    -----------
                                                                              (7,142,957)    (7,010,111)
                                                                            ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       54,676,276     54,676,276
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       54,810,669     57,353,648
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (105,366,827)  (105,124,827)
                                                                            ------------    -----------
                                                                               4,120,118      6,905,097
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (3,022,839)      (105,014)
                                                                            ------------    -----------
                                                                            $ 19,155,653     23,377,301
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,186,592     1,969,425     6,507,775     5,745,038
  Interest income . . . . . . . . . . . . . . . .       51,649        80,578       170,191       280,005
                                                   -----------   -----------   -----------   -----------
                                                     2,238,241     2,050,003     6,677,966     6,025,043
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      609,716       605,031     1,715,372     1,803,051
  Depreciation. . . . . . . . . . . . . . . . . .    5,054,565         --        5,054,565         --
  Property operating expenses . . . . . . . . . .    1,219,381       956,399     3,651,113     2,838,263
  Professional services . . . . . . . . . . . . .          140           841        78,469        58,426
  Amortization of deferred expenses . . . . . . .       33,983        41,295       108,698       121,479
  General and administrative. . . . . . . . . . .       21,782        26,944       134,868       124,893
                                                   -----------    ----------   -----------   -----------
                                                     6,939,567     1,630,510    10,743,085     4,946,112
                                                   -----------    ----------   -----------   -----------
                                                    (4,701,326)      419,493    (4,065,119)    1,078,931
Venture partners' share of
  ventures' operations. . . . . . . . . . . . . .    1,671,553      (135,376)    1,416,183      (367,557)
                                                   -----------    ----------   -----------   -----------
          Net earnings (loss) . . . . . . . . . .  $(3,029,773)      284,117    (2,648,936)      711,374
                                                   ===========    ==========   ===========   ===========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $    (48.07)         4.51        (42.03)        11.29
                                                   ===========    ==========   ===========   ===========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --            --             4.00         63.00
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

                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(2,648,936)        711,374
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,054,565           --
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       108,698         121,479
    Amortization of discounts on long-term debt . . . . . . . . . . . . . .       192,783         185,150
    Venture partners' share of ventures' operations . . . . . . . . . . . .    (1,416,183)        367,557
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        31,745         581,693
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .       (36,599)       (339,331)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       426,556         (69,860)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (45,398)        (27,361)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (199,303)       (350,892)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (2,700)        (41,461)
                                                                               ----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,465,228       1,138,348
                                                                               ----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (243,385)       (150,740)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (49,344)
                                                                               ----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (243,385)       (200,084)
                                                                               ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (545,578)       (468,658)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (41,376)       (547,150)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (242,000)     (3,811,500)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (26,889)     (1,141,943)
                                                                               ----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (855,843)     (5,969,251)
                                                                               ----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       366,000      (5,030,987)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     5,611,560      10,764,988
                                                                               ----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $5,977,560       5,734,001
                                                                               ==========     ===========





                                      JMB INCOME PROPERTIES, LTD. - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1999             1998
                                                                             ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $1,592,922       1,645,262
                                                                               ==========     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
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

                      SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. While the Partnership continues its marketing efforts, its commitment to a plan for sale or disposal has to date, however, not resulted in a sale or disposition. As a result, the Partnership has made an adjustment as of September 30, 1999 to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership has begun to record depreciation expense for the Westdale Mall investment property commencing July 1, 1999.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 are as follows:
                                                           Unpaid at
                                                         September 30,
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
                                   ======       =====        ======

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has announced it will open a new, larger store in an open air center across the street from Westdale Mall; therefore, the Partnership believes that the tenant will likely not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall is subject to greater competition in the future, particularly from a new shopping center that opened in 1998 approximately 20 miles from Westdale Mall. During the third quarter of 1999, occupancy remained at 91%, and 1% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commission and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and the three and nine months ended September 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At September 30, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,978,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $1,201,000 is being held at the Westdale Mall for potential costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described further in the notes to the accompanying financial statements.

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion in regards to acceptance of the offer. In April 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at an amount of $100 per Interest. The Special Committee advised the Limited Partners to accept the offer. In June 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.78% of the Interests in the Partnership at an amount of $50 per Interest. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 11.62% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. The affairs of the Partnership are expected to be wound up as soon as practicable subsequent to the sale of the Partnership's remaining investment property.

RESULTS OF OPERATIONS

     The increase in investment property and the corresponding decrease in investment property held for sale or disposition at September 30, 1999 as compared to December 31, 1998 is primarily due to the Partnership no longer classifying the Westdale Mall as held for sale or disposition.

    The increase in venture partner's deficit in venture and the decrease in venture partners' subordinated equity in venture at September 30, 1999 as compared to December 31, 1998 and the increase in venture partners' share of ventures' operations for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to an adjustment and commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The increase in accounts payable at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain operating expenses at Westdale Mall.

     The decrease in accrued interest at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of mortgage payments at Westdale Mall.

     The decrease in accrued real estate taxes at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of real estate tax payments at Westdale Mall.

     The increase in rental income for the three and nine months ended September 30, 1999 as compared to the three and nine months ended
September 30, 1998 is primarily due to increases in income related to recoverable expenses as a result of an increase in property operating expenses in 1999 and is also due to higher occupancy in 1999. The increase in property operating expenses for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is primarily due to an increase in real estate tax expense (due to higher assessments) and increases in other recoverable property operating expenses (primarily due to an increase in occupancy, a change to contractual janitorial services in 1999 resulting in higher initial costs and increased parking lot maintenance costs due to an unusually harsh winter) at Westdale Mall.

     The decrease in interest income for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake and also due to the timing of the receipt of certain receivables resulting in a lower average cash balance during the first nine months of 1999 as compared to the first nine months of 1998 at Westdale Mall.

     The increase in depreciation for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to an adjustment and commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The increase in professional services for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily due to consulting fees and legal fees related to marketing costs for the potential sale of the Westdale Mall.

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

     The Partnership uses the telephone, accounting, transfer agent, individual personal computers, and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. The Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Accordingly, the Partnership does not believe that the year 2000 problem presents a material risk for these aspects of its operations. To date, the Partnership has not incurred any material direct costs for year 2000 compliance.

     The Partnership is relying on the statements of the property manager of the Westdale Mall in regard to its year 2000 issues and on the ability of the Westdale Mall to have its administrative/business operations and property operations year 2000 compliant in all material respects. The Partnership has recently received written assurance from the property manager that it does not anticipate any problem relative to the property respecting year 2000 issues. In the event that it does not achieve such compliance, or in the event any vendor or supplier that has a material relationship with the Westdale Mall does not achieve such compliance, the Westdale Mall could experience various operational difficulties, such as an inability to process transactions or information relating to the property and/or systems failures (such as elevators, alarm and security systems) at the property. Such operational difficulties could result in remediation and other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in the Westdale Mall in the event that the property is not sold during 1999.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a). . .    86%       87%        90%       90%     89%      91%     91%




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


                JMB INCOME PROPERTIES, LTD. - VII

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999