Form 10-K405
period 1999-12-31
JMB INCOME PROPERTIES LTD VII
filed 2000-03-29
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1999                Commission file number 0-9555


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

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . 11

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . . . . 15

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. The Partnership's remaining real estate investment is located in the state of Iowa. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2028. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment property as quickly as practicable. The affairs of the Partnership are expected to be wound up as soon as practicable subsequent to the sale of the Partnership's remaining investment property or its interest in the property. However, there can be no assurance that any such sale will be consummated, or, if so, what the terms of such sale will be.

     The Partnership has made the real property investments set forth in the following table:

                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
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
                                                                                     improvements




---------------

       (a) The computation of this percentage for the property held at December 31, 1999 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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


     The Partnership's remaining real property investment is subject to competition from similar types of properties. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the property are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its remaining property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 1999 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Westdale Mall shopping center as of December 31, 1999.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment property owned during 1999:

                                                                1998                        1999
                                                      -------------------------   -------------------------
                                 Principal             At     At     At     At     At     At     At     At
                                 Business             3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 -------------        ----   ----   ----  -----   ----   ----  -----  -----
1. Westdale Mall
    Cedar Rapids, Iowa (a). .    Retail                86%    87%    90%    90%    89%    91%    91%    94%

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1999 and 1998.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 5,015 record holders of the 60,500 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                            YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995

                                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                  1999         1998            1997           1996          1995
                             ------------    ----------     ----------     ----------    ----------
Total income. . . . . . . .  $  8,847,247     8,124,028     11,605,543     11,913,468    12,143,574
                             ============    ==========     ==========     ==========    ==========
Net earnings (loss) before
 gain on redemption of
 Partnership's interest
 in investment property . .  $ (2,495,095)      784,585      1,485,589       (452,971)     (303,584)
Gain on redemption of
 Partnership's interest
 in investment property . .         --            --         7,347,738          --            --
                             ------------    ----------     ----------     ----------    ----------
Net earnings (loss) . . . .  $ (2,495,095)      784,585      8,833,327       (452,971)     (303,584)
                             ============    ==========     ==========     ==========    ==========
Net earnings (loss)
 per Limited Partner
 Interest (b):
  Net earnings (loss)
   before gain on redem-
   ption of Partnership's
   interest in invest-
   ment property  . . . . .  $     (39.59)        12.45          23.57          (7.19)        (4.82)
  Gain on redemption
   of Partnership's
   interest in invest-
   ment property. . . . . .         --            --            103.02          --            --
                             ------------    ----------     ----------     ----------    ----------
Net earnings (loss) . . . .  $     (39.59)        12.45         126.59          (7.19)        (4.82)
                             ============    ==========     ==========     ==========    ==========
Total assets. . . . . . . .  $ 19,518,550    23,377,301     28,519,189     34,058,072    35,848,308
Long-term debt (net
 of unamortized
 discounts) . . . . . . . .  $ 19,077,717    19,577,238     20,016,456     32,736,988    33,082,901
Cash distributions
 per Interest (c) . . . . .  $       8.00         67.00           8.00          10.00          8.00
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1999


Property
--------

Westdale Mall:      a)      The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of
                            the last five years were as follows:

                                                      GLA              Avg. Base Rent Per
                            December 31,         Occupancy Rate        Square Foot (1)
                            ------------         --------------        ------------------
                            1995                   94%                    7.74
                            1996                   91%                    7.66
                            1997                   94%                    7.21
                            1998                   90%                    7.85
                            1999                   94%                    7.68

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

                                                                              Scheduled
                                                                              Lease
                                                                   Base Rent  Expiration       Lease
                    b)      Significant Tenants       Square Feet  Per Annum  Date             Renewal Option(s)
                            -------------------       -----------  ---------  ----------       -----------------
                            J.C. Penney               147,439      $ 501,404  10/2009          3-5 Year Terms
                            (Department Store)

                            Younker Brothers
                            (Department Store)        100,000        219,000  2/2010           3-10 Year Terms

                            Peterson/Von Maur         100,000        515,775  9/2010           4-5 Year Terms
                            (Department Store)

                            EconoFoods                48,394         200,000  6/2000           2-5 Year Terms
                            (Grocery Store)

                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Westdale Mall:

                                                                                Annualized        Percent of
                                             Number of        Approx. Total     Base Rent         Total 1999
                            Year Ending      Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,     Leases           Leases            Leases            Expiring
                            ------------     ---------        ---------------   -----------       ----------
                            2000               24               118,569          899,285          17%
                            2001               14                53,073          526,511          10%
                            2002               19                44,451          613,176          12%
                            2003                8                22,034          338,327           6%
                            2004               12                47,704          565,368          11%
                            2005                8                46,353          509,938          10%
                            2006                5                 6,351          195,474           4%
                            2007                2                 3,027           63,016           1%
                            2008                4                 4,068          107,995           2%
                            2009                2               148,939          576,404          11%


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

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Additionally, in 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion with regard to acceptance of the offer. In April 1999, some of the Limited Partners received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at $100 per interest. The Special Committee advised the Limited Partners to accept this offer. Additionally, in June 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.78% of the Interests in the Partnership at an amount of $50 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 11.84% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,816,000. Such funds are available for distributions to partners (including venture partners) and for working capital requirements of which approximately $2,016,000 is being held at Westdale Mall for potential costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers as described below. The Partnership and its consolidated venture have currently budgeted in 2000 approximately $500,000 for tenant improvements and other capital expenditures at Westdale Mall. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the extent of unaffiliated venture partner compliance with its obligation to share in the funding of such requirements as discussed below, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's remaining investment property and through the sale of such investment. Reference is made to the Partnership's property specific discussions below. The Partnership's venture's mortgage obligations are all non-recourse.

     ONE WOODFIELD LAKE

     The Partnership had committed to a plan to sell its interest in the property, and therefore, had classified the property as held for sale or disposition as of December 31, 1996. On October 10, 1997, the Partnership sold its interest to its unaffiliated venture partner. Reference is made to the Notes for a further description of such transaction.

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has started construction of a new, larger store across the street from Westdale Mall, and will not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, it is expected that Westdale Mall is subject to greater competition in the future, particularly from a new shopping center that opened in 1998 approximately 20 miles from Westdale Mall. During 1999, occupancy increased to 94% and 1% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market.

     The Partnership had committed to a plan to sell the property or its interest in the property, and therefore had classified the property as held for sale or disposition as of December 31, 1996. Accordingly, the property had not been subject to continued depreciation as of such date. While the Partnership continues its marketing efforts, its commitment to a plan for sale or disposal has to date, however, not resulted in a sale or disposition. As a result, the Partnership has made an adjustment as of December 31, 1999 to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition." Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999.

     The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of its lease in 1997. The unaffiliated venture partner in the joint venture elected not to contribute its share of this tenant allowance.

The Partnership, in order to retain this tenant, funded the tenant allowance during 1997 and 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, has been added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

     GENERAL

     There are certain risks associated with the Partnership's investment made through its joint venture including the possibility that the Partnership's joint venture partner in the investment might become unable or unwilling to fulfill its financial or other obligations, or that the joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of operating cash flow commencing with the 1996 distributions. The Partnership has also sought loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of this remaining investment as quickly as practicable. The affairs of the Partnership are expected to be wound up subsequent to the sale of the Partnership's remaining investment property or its interest in the property. However, there can be no assurance that any such sale will be consummated, or, if so, what the terms of such sale will be.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at December 31, 1999 as compared to December 31, 1998 is primarily due to the collection, in 1999, of a receivable due from the former venture partner in Westdale Mall Associates, partially offset by the timing of the collection of certain recoverable expenses from tenants at the Westdale Mall.

     The increase in investment property and the corresponding decrease in investment property held for sale or disposition at December 31, 1999 as compared to December 31, 1998 is primarily due to the Partnership no longer classifying the Westdale Mall as held for sale or disposition.

    The venture partner's deficit in venture at December 31, 1999 and the decrease in venture partners' subordinated equity in venture at December 31, 1999 as compared to December 31, 1998 and the increase in venture partners' share of ventures' operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998 are primarily due to an adjustment and commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The increase in accounts payable at December 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain operating expenses at the Westdale Mall.

     The decrease in accrued interest at December 31, 1999 as compared to December 31, 1998 is primarily due to the timing of mortgage payments at the Westdale Mall.

     The increase in accrued real estate taxes at December 31, 1999 as compared to December 31, 1998 is primarily due to higher real estate tax assessments at the Westdale Mall.

     Significant fluctuations in the accompanying consolidated statements of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 not otherwise reported herein are primarily due to the redemption on October 10, 1997 of the Partnership's interest in the One Woodfield Lake Limited Partnership.

     The increase in rental income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to increases in income related to recoverable expenses as a result of an increase in property operating expenses in 1999 and is also due to higher occupancy in 1999, partially offset by a decrease in percentage rents due to certain tenants not having sales in excess of their breakpoints at the Westdale Mall.

     The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The increase in depreciation for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and 1997 is due to an adjustment and commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The increase in property operating expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to an increase in real estate tax expense (due to higher assessments) and increases in other recoverable property operating expenses (primarily due to an increase in occupancy, a change to contractual janitorial services in 1999 resulting in higher initial costs and increased parking lot maintenance costs due to an unusually harsh winter) at Westdale Mall.

     The increase in general and administrative expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to marketing expenses in 1999 for the potential sale of the Westdale Mall. The increase in general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the payment of the Illinois Replacement Tax, in the first quarter of 1998, on the proceeds received from the redemption of One Woodfield Lake.

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

     Inflation is not expected to significantly impact future operations. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's remaining property contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its property in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations, years ended December 31,
  1999, 1998 and 1997

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated ventures at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                              KPMG LLP


Chicago, Illinois
March 24, 2000


                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31, 1999 AND 1998

                                                     ASSETS
                                                     ------
                                                                                1999              1998
                                                                            ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  6,815,891        5,611,560
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          859,993          975,297
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .          399,978          368,903
                                                                            ------------      -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        8,075,862        6,955,760
                                                                            ------------      -----------
Investment property, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       42,587,581            --

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       33,245,964            --
                                                                            ------------      -----------
    Total investment property, net of
      accumulated depreciation. . . . . . . . . . . . . . . . . . . . .        9,341,617            --

Investment property held for sale or disposition. . . . . . . . . . . .            --          14,764,511
                                                                            ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          808,567          817,496
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          888,233          839,534
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .          404,271            --
                                                                            ------------      -----------

                                                                            $ 19,518,550       23,377,301
                                                                            ============      ===========





                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

                                                                                1999              1998
                                                                            ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    494,921          439,217
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,607,586        1,016,751
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            1,434           57,995
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,418,382        1,191,162
                                                                            ------------      -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . .        3,522,323        2,705,125

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           56,397           69,769
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       19,077,717       19,577,238
                                                                            ------------      -----------

Commitments and contingencies

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       22,656,437       22,352,132
                                                                            ------------      -----------
Venture partners' subordinated equity in venture. . . . . . . . . . . .            --           1,130,183

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .        2,157,003        2,256,807
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (9,321,696)      (9,267,918)
                                                                            ------------      -----------
                                                                              (7,163,693)      (7,010,111)
                                                                            ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       54,676,276       54,676,276
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       54,958,357       57,353,648
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (105,608,827)    (105,124,827)
                                                                            ------------      -----------
                                                                               4,025,806        6,905,097
                                                                            ------------      -----------
              Total partners' capital accounts (deficits) . . . . . . .       (3,137,887)        (105,014)
                                                                            ------------      -----------
                                                                            $ 19,518,550       23,377,301
                                                                            ============      ===========

                          See accompanying notes to consolidated financial statements.

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999             1998              1997
                                                          ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .     $  8,560,470        7,772,325        11,218,737
  Interest income . . . . . . . . . . . . . . . . . .          286,777          351,703           386,806
                                                          ------------     ------------      ------------
                                                             8,847,247        8,124,028        11,605,543
                                                          ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .        2,374,269        2,474,849         3,242,853
  Depreciation. . . . . . . . . . . . . . . . . . . .        5,515,955            --                --
  Property operating expenses . . . . . . . . . . . .        4,371,760        4,055,000         5,699,169
  Professional services . . . . . . . . . . . . . . .          103,669           95,735           125,818
  Amortization of deferred expenses . . . . . . . . .          150,453          147,600           259,899
  General and administrative. . . . . . . . . . . . .          163,340          153,203           144,555
                                                          ------------     ------------      ------------
                                                            12,679,446        6,926,387         9,472,294
                                                          ------------     ------------      ------------
                                                            (3,832,199)       1,197,641         2,133,249
Venture partners' share of
  ventures' operations. . . . . . . . . . . . . . . .        1,337,104         (413,056)         (647,660)
                                                          ------------     ------------      ------------
       Net earnings (loss) before gain on
         redemption of Partnership's interest
         in investment property . . . . . . . . . . .       (2,495,095)         784,585         1,485,589

Gain on redemption of Partnership's
  interest in investment property . . . . . . . . . .            --               --            7,347,738
                                                          ------------     ------------      ------------
       Net earnings (loss). . . . . . . . . . . . . .     $ (2,495,095)         784,585         8,833,327
                                                          ============     ============      ============




                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              1999             1998              1997
                                                          ------------     ------------      ------------
       Net earnings (loss) per
        limited partnership interest:
          Net earnings (loss) before gain on
            redemption of Partnership's interest
            in investment property. . . . . . . . . .     $     (39.59)           12.45             23.57
          Gain on redemption of Partnership's
            interest in investment property . . . . .            --               --               103.02
                                                          ------------     ------------      ------------
              Net earnings (loss) . . . . . . . . . .     $     (39.59)           12.45            126.59
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

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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





                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                    LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS,
                             NET                                      NET OF         NET
                CONTRI-    EARNINGS      CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ---------- -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1998 . . . . .   1,000    2,256,807   (9,267,918)   (7,010,111)   54,676,276    57,353,648  (105,124,827)  6,905,097

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --          --         (53,778)      (53,778)        --            --         (484,000)   (484,000)
Net earnings
 (loss) . . . .    --        (99,804)       --          (99,804)        --       (2,395,291)        --     (2,395,291)
                -------   ---------- ------------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1999 . . . . . $ 1,000    2,157,003   (9,321,696)   (7,163,693)   54,676,276    54,958,357  (105,608,827)  4,025,806
                =======   ========== ============    ==========    ==========    ==========   ===========  ==========













                             See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999            1998               1997
                                                           -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .      $(2,495,095)         784,585         8,833,327
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .        5,515,955            --                --
    Amortization of deferred expenses . . . . . . . .          150,453          147,600           259,899
    Amortization of discounts on
      long-term debt. . . . . . . . . . . . . . . . .          258,261          297,477           237,587
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . . .       (1,337,104)         413,056           647,660
    Gain on redemption of Partnership's
      interest in investment property . . . . . . . .            --               --           (7,347,738)
  Changes in:
    Interest, rents and other receivables . . . . . .           66,605          283,811          (129,785)
    Escrow deposits and restricted funds. . . . . . .          (31,075)        (229,863)          592,924
    Accounts payable. . . . . . . . . . . . . . . . .          590,835           50,804          (170,788)
    Accrued interest. . . . . . . . . . . . . . . . .          (56,561)        (170,593)          (48,757)
    Accrued real estate taxes . . . . . . . . . . . .          227,220          (31,014)         (997,111)
    Tenant security deposits. . . . . . . . . . . . .          (13,372)         (29,460)          (85,372)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .        2,876,122        1,516,403         1,791,846
                                                           -----------      -----------       -----------
Cash flows from investing activities:
  Additions to investment properties
    (net of related payables) . . . . . . . . . . . .          (93,061)        (154,593)         (635,583)
  Payment of deferred expenses. . . . . . . . . . . .         (141,524)         (58,495)         (440,169)
  Cash proceeds from redemption of
    Partnership's interest in investment
      property, net of expenses . . . . . . . . . . .            --               --            4,681,786
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .         (234,585)        (213,088)        3,606,034
                                                           -----------      -----------       -----------





                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1999            1998               1997
                                                           -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .         (702,078)        (687,261)         (583,500)
  Distributions to venture partners . . . . . . . . .         (197,350)        (547,150)         (388,300)
  Distributions to limited partners . . . . . . . . .         (484,000)      (4,053,500)         (484,000)
  Distributions to general partners . . . . . . . . .          (53,778)      (1,168,832)          (53,778)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .       (1,437,206)      (6,456,743)       (1,509,578)
                                                           -----------      -----------       -----------
          Net (decrease) increase in
            cash and cash equivalents . . . . . . . .        1,204,331       (5,153,428)        3,888,302

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .        5,611,560       10,764,988         6,876,686
                                                           -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .      $ 6,815,891        5,611,560        10,764,988
                                                           ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . .      $ 2,116,008        2,347,965         3,054,023
                                                           ===========      ===========       ===========
  Non-cash investing and financing activities:
    Redemption of Partnership's interest in
     investment property:
      Gain on redemption of Partnership's
        interest in investment property . . . . . . .      $     --               --            7,347,738
      Basis in investment property. . . . . . . . . .            --               --           (2,665,952)
                                                           -----------      -----------       -----------
          Cash proceeds from redemption of
            Partnership's interest in
            property, net of expenses . . . . . . . .      $     --               --            4,681,786
                                                           ===========      ===========       ===========
  Net assets and venture partner's capital in
    venture written off upon redemption of
    interest in investment property . . . . . . . . .      $     --               --            3,915,817
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

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) one real estate investment. Business activities consist of rentals to a variety of retail companies as well as the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs as soon as practicable subsequent to the sale of the investment property or its interest in the property. However, there can be no assurance that any such sale will be consummated, or, if so, what the terms of such sale will be.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, One Woodfield Lake ("Woodfield") (prior to the redemption of the Partnership's interest in October 1997) and Westdale Associates ("Westdale"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:



                                                      1999                                1998
                                                     -------------------------------------------------------------
                                                            TAX BASIS                           TAX BASIS
                                          GAAP BASIS       (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       ----------      ------------       ----------
Total assets. . . . . . . . . . . . .    $ 19,518,550       10,695,938       23,377,301        10,929,669
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . . .      (7,163,693)      (2,463,349)      (7,010,111)       (2,417,103)
  Limited partners. . . . . . . . . .       4,025,806        6,717,179        6,905,097         7,020,399
Net earnings (loss):
  General partners. . . . . . . . . .         (99,804)           7,532           31,383         1,251,914
  Limited partners. . . . . . . . . .      (2,395,291)         180,780          753,202        (1,133,189)
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . . .          (39.59)            2.99            12.45            (18.73)
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,821,281 and $4,962,058 at December 31, 1999 and 1998, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, two office buildings, three shopping centers and an industrial warehouse as investments. Five properties have been sold by the Partnership. The remaining property owned at December 31, 1999 was operating. The cost of the investment property represents the total cost to the Partnership and its ventures, plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                               YEARS
                                                               -----
        Improvements--straight-line . . . . . . . . . . .       5-35
        Personal property--straight-line  . . . . . . . .       5-10
                                                                ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. While the Partnership continues its marketing efforts, its commitment to a plan for sale or disposal has to date, however, not resulted in a sale or disposition. As a result, the Partnership has made an adjustment as of December 31, 1999 to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition." Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999.

     As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall and One Woodfield Lake investment properties. Accordingly, these properties were classified at December 31, 1996 as held for sale or disposition in the accompanying consolidated financial statements. During 1997, the partnership's interest in the One Woodfield Lake investment property was redeemed by the unaffiliated venture partner. The results of operations, net of venture partners' share, for such properties were $757,074 and $1,436,514, respectively, for the years ended December 31, 1998 and 1997.

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

     An affiliate of the developer managed the property pursuant to a long-term agreement which provided for a management fee of approximately $64,000 for 1997 subject to annual increases based upon a formula relating to the Consumer Price Index.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and
1998:
                                              1999             1998
                                          -----------      -----------
8-3/4% - 10-3/8% mortgage notes, due
 at various dates from March 1, 2010
 to July 1, 2015; secured by a
 leasehold and shopping center in
 Cedar Rapids, Iowa; payable in
 monthly installments aggregating
 $234,841 (including interest).
 Balances are net of $3,603,507
 in 1999 and $3,861,769 in 1998
 of unamortized discounts based
 on imputed interest rates of 12% . . .  $19,572,638       20,016,455
                                         -----------       ----------
     Total debt . . . . . . . . . . . .   19,572,638       20,016,455
     Less current portion
       of long-term debt. . . . . . . .      494,921          439,217
                                         -----------       ----------
     Total long-term debt . . . . . . .  $19,077,717       19,577,238
                                         ===========       ==========

     Five-year maturities of long-term debt (net of unamortized discounts) are summarized as follows:

                         2000 . . . . . . . . . . .       $494,921
                         2001 . . . . . . . . . . .        557,690
                         2002 . . . . . . . . . . .        628,419
                         2003 . . . . . . . . . . .        708,118
                         2004 . . . . . . . . . . .        797,925
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

LEASES - AS PROPERTY LESSOR

     At December 31, 1999, the Partnership's and its consolidated ventures' principal asset consisted of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life. Leases with tenants range in term from one to twenty-seven years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased asset is summarized as follows at December 31, 1999:

                Shopping Center:
                   Cost . . . . . . . . . . . . . .     $42,587,581
                   Accumulated depreciation . . . .      33,245,964
                                                        -----------
                                                        $ 9,341,617
                                                        ===========

    Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                2000. . . . . . . . . . . . . . . .    $ 4,468,466
                2001. . . . . . . . . . . . . . . .      3,862,190
                2002. . . . . . . . . . . . . . . .      3,315,230
                2003. . . . . . . . . . . . . . . .      2,788,726
                2004. . . . . . . . . . . . . . . .      2,508,239
                Thereafter. . . . . . . . . . . . .      7,416,017
                                                       -----------
                       Total. . . . . . . . . . . .    $24,358,868
                                                       ===========

     Contingent rent (based on sales by property tenants) included in con-solidated rental income was as follows for the years ended December 31, 1999, 1998 and 1997:

                1997. . . . . . . . . . . . . . . .        $948,163
                1998. . . . . . . . . . . . . . . .         741,310
                1999. . . . . . . . . . . . . . . .         263,120
                                                           ========

     LEASES - PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Westdale venture leases the land underlying the Cedar Rapids, Iowa shopping center from the Partnership's venture partner. The lease has a remaining term of approximately 35 years with options to extend the lease for two additional ten-year periods. The lease requires the venture to pay all costs and expenses of the property, including maintenance, insurance and real estate taxes. The lease provides for annual base rent of $848,900 plus additional rent based upon gross income from certain tenants and annual cash flow in excess of specified levels. The lease further provides that upon sale of the Westdale Mall shopping center the Westdale venture may require the lessor to convey a portion of the leased land to the purchaser as part of the sale. As consideration for such conveyance, the lessor is entitled to receive the first $5,872,000 of net sales proceeds plus 29.7% of any net sales proceeds in excess of $19,784,000.

     Total rental expense for the years ended December 31, 1999, 1998 and 1997 under the above operating leases was $954,829, $1,055,219 and $1,117,898, respectively, and consisted substantially of minimum rent.

     Future minimum rental commitments under the above operating lease are as follows:

                2000. . . . . . . . . . . . . . . .       $ 848,900
                2001. . . . . . . . . . . . . . . .         848,900
                2002. . . . . . . . . . . . . . . .         848,900
                2003. . . . . . . . . . . . . . . .         848,900
                2004. . . . . . . . . . . . . . . .         848,900
                Thereafter. . . . . . . . . . . . .      25,739,087
                                                        -----------
                     Total. . . . . . . . . . . . .     $29,983,587
                                                        ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999, 1998 and 1997 are as follows:

                                                              UNPAID AT
                                                             DECEMBER 31,
                                    1999     1998     1997      1999
                                   ------   ------   ------  ------------
Insurance commissions . . . . .    $  533      533     --         --
Reimbursement (at cost) for
  other out-of-pocket expenses.      --       --      1,508       --
                                   ------   ------   ------     ------

                                   $  533      533    1,508       --
                                   ======   ======   ======     ======


                                                                                               SCHEDULE III
                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                DECEMBER 31, 1999



                                                            COSTS
                                                         CAPITALIZED
                                  INITIAL COST TO         SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)      TO ACQUISITION                AT CLOSE OF PERIOD (B)
                             -------------------------  --------------     -------------------------------------
                               LAND AND    BUILDINGS     BUILDINGS                      BUILDINGS
                               LEASEHOLD     AND           AND                             AND
                ENCUMBRANCE    INTEREST   IMPROVEMENTS  IMPROVEMENTS          LAND     IMPROVEMENTS    TOTAL (D)
                -----------   ----------- ------------ ---------------     ----------  ------------  -----------

SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . .   $19,572,638        -- (F)   35,020,531      7,567,050          --        42,587,581   42,587,581
                ===========     =========   ==========     ==========       =========    ==========   ==========



                                                                                               SCHEDULE III
                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                     LIFE ON WHICH
                                                                                     DEPRECIATION
                                                                                      IN LATEST
                                                                                     STATEMENT OF        1999
                                     ACCUMULATED            DATE OF       DATE        OPERATIONS     REAL ESTATE
                                    DEPRECIATION(E)      CONSTRUCTION   ACQUIRED     IS COMPUTED        TAXES
                                   ----------------      ------------  ----------  ---------------   -----------
SHOPPING CENTER:

Cedar Rapids,
 Iowa (C) . . . . . . . . . . . . . .   $33,245,964          1980        09/19/80       5-35 years     1,461,871
                                        ===========                                                    =========

------------------

Notes:

       (A)  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)  The aggregate cost of real estate owned at December 31, 1999 for Federal income tax purposes was $38,193,821.

       (C)  The property is owned and operated by a joint venture.



                                                                                               SCHEDULE III
                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)  Reconciliation of real estate owned:

                                                                1999             1998              1997
                                                            ------------     ------------     ------------
                Balance at beginning of period. . . . .     $ 42,494,520       42,339,927       60,959,003
                Additions during period . . . . . . . .           93,061          154,593          635,583
                Reduction during period . . . . . . . .            --               --         (19,254,659)
                                                            ------------     ------------     ------------
                Balance at end of period. . . . . . . .     $ 42,587,581       42,494,520       42,339,927
                                                            ============     ============     ============

       (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period. . . . .     $ 27,730,009       27,730,009       40,498,936
                Depreciation expense. . . . . . . . . .        5,515,955            --               --
                Reduction in accumulated depreciation .            --               --         (12,768,927)
                                                            ------------     ------------     ------------
                Balance at end of period. . . . . . . .     $ 33,245,964       27,730,009       27,730,009
                                                            ============     ============     ============

       (F)  Property operated under ground lease.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1999 and 1998.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of stock of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner of the Partnership are as follows:

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------
Judd D. Malkin             Chairman                        5/03/71
                           Director                        5/03/71
                           Chief Financial Officer         2/22/96
Neil G. Bluhm              President                       5/03/71
                           Director                        5/03/71
Burton E. Glazov           Director                        7/01/71
Stuart C. Nathan           Executive Vice President        5/08/79
                           Director                        3/14/73
A. Lee Sacks               Director                        5/09/88
John G. Schreiber          Director                        3/14/73
H. Rigel Barber            Executive Vice President        1/02/87
                           Chief Executive Officer         8/01/93
Gary Nickele               Executive Vice President        1/01/92
                           General Counsel                 2/27/84
Gailen J. Hull             Senior Vice President           6/01/88

     Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association Team.

     Neil G. Bluhm (age 62) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1999, 1998 and 1997 cash distributions of $53,778, $1,168,832 and $53,778 were paid, respectively, to the General Partners.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1999, no amounts were due for such out-of-pocket expenses.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership and its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and
Exhibit 21 hereto.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1999 aggregating $533 in connection with the provision of liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b) The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL              PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                  OF CLASS
--------------                 ----------                      -----------------          --------
Limited Partnership
Interests                      JMB Realty Corporation          99 Interests               Less than 1%
                                                               directly (1)

Limited Partnership
Interests                      Managing General Partner,       99 Interests               Less than 1%
                               its executive officers and      directly (1)
                               directors and the Associate
                               General Partner as a group


     (1)  Includes 99 Interests owned by JMB Realty Corporation, which is deemed to have sole voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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


     No annual report for the fiscal year 1999 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - VII

                  By:     JMB Realty Corporation
                          Managing General Partner



                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 24, 2000

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 24, 2000

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 24, 2000



                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 24, 2000

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 24, 2000

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 24, 2000

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney



                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 24, 2000

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