Form 10-Q
period 2000-03-31
JMB INCOME PROPERTIES LTD VII
filed 2000-05-12
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                 Commission File No. 0-9555




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

                        CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)


                                  ASSETS
                                  ------

                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                           ------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .     $  6,226,299        6,815,891
  Interest, rents and
    other receivables. . . . . . . . .          981,383          859,993
  Escrow deposits and restricted
    funds. . . . . . . . . . . . . . .          390,098          399,978
                                           ------------      -----------
          Total current assets . . . .        7,597,780        8,075,862
                                           ------------      -----------
Investment properties, at cost:
  Buildings and improvements . . . . .       42,539,581       42,587,581
                                           ------------      -----------

  Less accumulated depreciation. . . .       33,707,152       33,245,964
                                           ------------      -----------
          Total investment proper-
            ties, net of accumulated
            depreciation . . . . . . .        8,832,429        9,341,617

Deferred expenses  . . . . . . . . . .          804,336          808,567
Accrued rents receivable . . . . . . .          863,161          888,233
Venture partner's deficit in venture .          550,900          404,271
                                           ------------      -----------
                                           $ 18,648,606       19,518,550
                                           ============      ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                           ------------      -----------

Current liabilities:
  Current portion of long-term debt. .     $    509,918          494,921
  Accounts payable . . . . . . . . . .        1,236,692        1,607,586
  Accrued interest . . . . . . . . . .            5,419            1,434
  Accrued real estate taxes. . . . . .        1,109,884        1,418,382
                                           ------------      -----------
          Total current liabilities. .        2,861,913        3,522,323

Tenant security deposits . . . . . . .           53,517           56,397
Long-term debt, less current portion .       18,918,711       19,077,717
                                           ------------      -----------
Commitments and contingencies

          Total liabilities. . . . . .       21,834,141       22,656,437

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        2,155,097        2,157,003
    Cumulative cash distributions. . .       (9,321,696)      (9,321,696)
                                           ------------      -----------
                                             (7,165,599)      (7,163,693)
                                           ------------      -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .       54,676,276       54,676,276
    Cumulative net earnings (loss) . .       54,912,615       54,958,357
    Cumulative cash distributions. . .     (105,608,827)    (105,608,827)
                                           ------------      -----------
                                              3,980,064        4,025,806
                                           ------------      -----------
          Total partners' capital
            accounts (deficits). . . .       (3,185,535)      (3,137,887)
                                           ------------      -----------
                                           $ 18,648,606       19,518,550
                                           ============      ===========

















       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)


                                               2000            1999
                                           -----------     -----------
Income:
  Rental income. . . . . . . . . . . .     $ 2,037,988       2,063,345
  Interest income. . . . . . . . . . .          86,582          55,083
                                           -----------     -----------
                                             2,124,570       2,118,428
                                           -----------     -----------
Expenses:
  Mortgage and other interest. . . . .         564,498         528,034
  Depreciation . . . . . . . . . . . .         461,188           --
  Property operating expenses. . . . .       1,088,592       1,073,570
  Professional services. . . . . . . .          21,200          63,622
  Amortization of deferred expenses. .          36,384          37,358
  General and administrative . . . . .          33,430          48,889
                                           -----------      ----------
                                             2,205,292       1,751,473
                                           -----------      ----------
                                               (80,722)        366,955
Venture partners' share of
  ventures' operations . . . . . . . .          33,074        (150,853)
                                           -----------      ----------
          Net earnings (loss). . . . .     $   (47,648)        216,102
                                           ===========      ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . .     $      (.76)           3.43
                                           ===========      ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . .     $     --              --
                                           ===========      ==========


























       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)


                                               2000            1999
                                            ----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .      $  (47,648)        216,102
  Items not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . .         461,188           --
    Amortization of deferred
      expenses . . . . . . . . . . . .          36,384          37,358
    Amortization of discounts on
      long-term debt . . . . . . . . .          66,069          63,641
    Venture partners' share of
      ventures' operations . . . . . .         (33,074)        150,853
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . .         (96,318)        116,800
    Escrow deposits and
      restricted funds . . . . . . . .           9,880           9,796
    Accounts payable . . . . . . . . .        (322,894)         86,195
    Accrued interest . . . . . . . . .           3,985         141,164
    Accrued real estate taxes. . . . .        (308,498)       (351,661)
    Tenant security deposits . . . . .          (2,880)          --
                                            ----------     -----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . .        (233,806)        470,248
                                            ----------     -----------
Cash flows from investing activities:
  Additions to investment
   properties. . . . . . . . . . . . .           --            (16,855)
  Payment of deferred expenses . . . .         (32,153)          --
                                            ----------     -----------
          Net cash provided by
            (used in) investing
            activities . . . . . . . .         (32,153)        (16,855)
                                            ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term
    debt . . . . . . . . . . . . . . .        (210,078)       (164,154)
  Distributions to venture partners. .        (113,555)        (10,344)
                                            ----------     -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . .        (323,633)       (174,498)
                                            ----------     -----------
          Net increase (decrease)
            in cash and cash
            equivalents. . . . . . . .        (589,592)        278,895
          Cash and cash equivalents,
            beginning of year. . . . .       6,815,891       5,611,560
                                            ----------     -----------
          Cash and cash equivalents,
            end of period. . . . . . .      $6,226,299       5,890,455
                                            ==========     ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                               2000            1999
                                            ----------     -----------

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage
    and other interest . . . . . . . .      $  518,991         323,229
                                            ==========     ===========

  Non-cash investing and
    financing activities . . . . . . .      $    --              --
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

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999
                                (Unaudited)

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1999 which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. Accordingly, the consolidated property had been classified as held for sale or disposition in the accompanying consolidated financial statement at March 31, 1999. The results of operations, net of venture partners share, for Westdale Mall for the three months ended March 31, 1999 was $276,492. While the Partnership continues its marketing efforts, its commitment to a plan for sale or disposal has to date, however, not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are as follows:

                                                              Unpaid at
                                                              March 31,
                                            2000      1999      2000
                                           ------    ------   ----------
Insurance commissions. . . . . . . . .     $  647       553        647
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . . .       --         --         --
                                           ------     -----      -----
                                           $  647       553        647
                                           ======     =====      =====

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Econofoods, which occupies 48,400 square feet of space on the periphery of the site, has started construction of a new, larger store across the street from Westdale Mall, and will not renew its lease upon expiration in July 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, Westdale Mall is subject to greater competition, particularly from a shopping center that opened approximately 20 miles from Westdale Mall. During the first quarter of 2000, occupancy decreased to 93%, and 1% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating certain capital improvement projects and the competitive positioning of this property in its market. The joint venture intends to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At March 31, 2000, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,226,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements, of which approximately $1,169,000 is being held at the Westdale Mall for potential costs to be incurred including capital additions and tenant improvements to the extent not funded by the venturers. The Partnership and its consolidated venture have currently budgeted in 2000 approximately $500,000 for tenant improvements and other capital expenditures at Westdale Mall. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the extent of unaffiliated venture partner compliance with its obligation to share in the funding of such requirements, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's remaining investment property and through the sale of such investment. The Partnership's venture's mortgage obligations are all non-recourse.

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

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at December 31, 1999 as compared to December 31, 1998 is primarily due to the timing of the collection of certain recoverable expenses from tenants at the Westdale Mall.

     The decrease in accounts payable at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of payments for certain operating expenses at Westdale Mall.

     The decrease in accrued real estate taxes at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of real estate tax payments at Westdale Mall.

     The increase in interest income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to the timing of the receipt of certain receivables in 1999 resulting in a higher average cash balance during the first three months of 2000 as compared to the first three months of 1999 at Westdale Mall.

     The increase in depreciation for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to the commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

     The decrease in professional services for the three months ended
March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to consulting fees and legal fees incurred in 1999 related to marketing costs for the potential sale of the Westdale Mall.

     The decrease in general and administrative expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to marketing expenses in 1999 for the potential sale of the Westdale Mall.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 2000.

                                                     1999                                  2000
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a) . . .     89%        91%        91%        94%      93%




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


                 JMB INCOME PROPERTIES, LTD. - VII

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 12, 2000