Form 10-Q
period 2000-06-30
JMB INCOME PROPERTIES LTD VII
filed 2000-08-14
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                  Commission File No. 0-9555




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                        CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)


                                  ASSETS
                                  ------

                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                           ------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .     $  5,844,862        6,815,891
  Interest, rents and
    other receivables. . . . . . . . .          402,775          859,993
  Escrow deposits and restricted
    funds. . . . . . . . . . . . . . .          426,925          399,978
                                           ------------      -----------
          Total current assets . . . .        6,674,562        8,075,862
                                           ------------      -----------
Investment properties, at cost:
  Buildings and improvements . . . . .            --          42,587,581
                                           ------------      -----------

  Less accumulated depreciation. . . .            --          33,245,964
                                           ------------      -----------
          Total investment proper-
            ties, net of accumulated
            depreciation . . . . . . .            --           9,341,617

Investment property held for
  sale or disposition. . . . . . . . .        8,837,819            --

Deferred expenses  . . . . . . . . . .          767,631          808,567
Accrued rents receivable . . . . . . .          855,569          888,233
Venture partner's deficit in venture .          683,741          404,271
                                           ------------      -----------
                                           $ 17,819,322       19,518,550
                                           ============      ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                           ------------      -----------

Current liabilities:
  Current portion of long-term debt. .     $    525,369          494,921
  Accounts payable . . . . . . . . . .          533,784        1,607,586
  Accrued interest . . . . . . . . . .            5,583            1,434
  Accrued real estate taxes. . . . . .        1,479,845        1,418,382
                                           ------------      -----------
          Total current liabilities. .        2,544,581        3,522,323

Tenant security deposits . . . . . . .           26,351           56,397
Long-term debt, less current portion .       18,780,376       19,077,717
                                           ------------      -----------
Commitments and contingencies

          Total liabilities. . . . . .       21,351,308       22,656,437

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .        2,151,994        2,157,003
    Cumulative cash distributions. . .       (9,348,583)      (9,321,696)
                                           ------------      -----------
                                             (7,195,589)      (7,163,693)
                                           ------------      -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .       54,676,276       54,676,276
    Cumulative net earnings (loss) . .       54,838,134       54,958,357
    Cumulative cash distributions. . .     (105,850,807)    (105,608,827)
                                           ------------      -----------
                                              3,663,603        4,025,806
                                           ------------      -----------
          Total partners' capital
            accounts (deficits). . . .       (3,531,986)      (3,137,887)
                                           ------------      -----------
                                           $ 17,819,322       19,518,550
                                           ============      ===========

















       See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .    $ 1,558,417      2,257,838      3,596,405      4,321,183
  Interest income. . . . . . . . . . . . . . . . .         93,987         63,459        180,569        118,542
                                                      -----------    -----------     ----------     ----------
                                                        1,652,404      2,321,297      3,776,974      4,439,725
                                                      -----------    -----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .        581,802        577,622      1,146,300      1,105,656
  Depreciation . . . . . . . . . . . . . . . . . .          --             --           461,188          --
  Property operating expenses. . . . . . . . . . .      1,109,862      1,358,162      2,198,454      2,431,732
  Professional services. . . . . . . . . . . . . .         22,610         14,707         43,810         78,329
  Amortization of deferred expenses. . . . . . . .         36,705         37,357         73,089         74,715
  General and administrative . . . . . . . . . . .         32,191         64,197         65,621        113,086
                                                      -----------     ----------     ----------     ----------
                                                        1,783,170      2,052,045      3,988,462      3,803,518
                                                      -----------     ----------     ----------     ----------
                                                         (130,766)       269,252       (211,488)       636,207
Venture partners' share of
  ventures' operations . . . . . . . . . . . . . .         53,182       (104,517)        86,256       (255,370)
                                                      -----------     ----------     ----------     ----------
          Net earnings (loss). . . . . . . . . . .    $   (77,584)       164,735       (125,232)       380,837
                                                      ===========     ==========     ==========     ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . . . .    $     (1.23)          2.61          (1.99)          6.04
                                                      ===========     ==========     ==========     ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . .    $      4.00           4.00           4.00           4.00
                                                      ===========     ==========     ==========     ==========


                           See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (UNAUDITED)

                                                  2000            1999
                                               ----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .     $ (125,232)        380,837
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . .        461,188           --
    Amortization of deferred expenses. . .         73,089          74,715
    Amortization of discounts on
      long-term debt . . . . . . . . . . .        132,712         127,906
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . .        (86,256)        255,370
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . . .        489,882         332,826
    Escrow deposits and restricted
      funds. . . . . . . . . . . . . . . .        (26,947)        (36,319)
    Accounts payable . . . . . . . . . . .     (1,025,802)        138,204
    Accrued interest . . . . . . . . . . .          4,149         (57,995)
    Accrued real estate taxes. . . . . . .         61,463          95,355
    Tenant security deposits . . . . . . .        (30,046)          --
                                               ----------     -----------
          Net cash provided by (used in)
            operating activities . . . . .        (71,800)      1,310,899
                                               ----------     -----------
Cash flows from investing activities:
  Additions to investment properties . . .         (5,390)       (118,061)
  Payment of deferred expenses . . . . . .        (32,153)         (2,986)
                                               ----------     -----------
          Net cash provided by (used in)
            investing activities . . . . .        (37,543)       (121,047)
                                               ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt . .       (399,605)       (373,298)
  Distributions to venture partners. . . .       (193,214)        (10,343)
  Distributions to limited partners. . . .       (241,980)       (242,000)
  Distributions to general partners. . . .        (26,887)        (26,889)
                                               ----------     -----------
          Net cash provided by (used in)
            financing activities . . . . .       (861,686)       (652,530)
                                               ----------     -----------
          Net increase (decrease) in
            cash and cash equivalents. . .       (971,029)        537,322
          Cash and cash equivalents,
            beginning of year. . . . . . .      6,815,891       5,611,560
                                               ----------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . .     $5,844,862       6,148,882
                                               ==========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . .     $1,032,363       1,065,834
                                               ==========     ===========




       See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000 AND 1999
                                (Unaudited)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. On June 30, 1999, the Partnership's plan for sale or disposal had not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999. However, as discussed below, in the second quarter of 2000, the Partnership began negotiations to sell its interest in the Westdale Mall to its venture partner. Therefore, the Partnership has reclassified the Westdale Mall as held for sale as of April 1, 2000 and has stopped recording depreciation as of that date. The results of operations, net of the venture partner's share for the Westdale Mall for the six months ended June 30, 2000 and 1999 were ($158,094) and $468,058, respectively.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 are as follows:

                                                              Unpaid at
                                                              June 30,
                                            2000      1999      2000
                                           ------    ------   ----------
Insurance commissions. . . . . . . . .     $  647       553       --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . . .      2,779       --        --
                                           ------     -----      -----
                                           $3,426       553       --
                                           ======     =====      =====

     WESTDALE MALL

     Westdale Mall continues to operate in a very competitive retail environment, which may adversely affect its operations due to various circumstances. Econofoods, which occupied 48,400 square feet of space (approximately 7% of the total leaseable area) on the periphery of the site, started construction of a new, larger store across the street from Westdale Mall, and moved out upon expiration of its lease on July 21, 2000.

The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, Westdale Mall is subject to greater competition, particularly from a shopping center that opened approximately 20 miles from Westdale Mall. During the second quarter of 2000, occupancy increased to 94%, and 1% of the property is leased to tenants on a month-to-month basis. As leases expire, lease renewals and new leases are likely to be at rental rates equal to or slightly below rates on existing leases. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, an anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     The Partnership began negotiations with its venture partner to sell its interest in the venture in the second quarter of 2000. On July 31, 2000, the Partnership sold its interest in the Westdale Mall to the venture partner for $2,000,000 in cash, subject to closing costs, broker commissions and prorations. This amount approximates the sales proceeds the Partnership would have received if the property had been sold for a price of approximately $30,700,000 and the existing debt of approximately $22,800,000 and a ground lease obligation of approximately $5,900,000 had been paid. Though nominally a 64.7% partner in Westdale Associates, preference levels under the partnership agreement provide that 100% of the net proceeds would have been distributed to the Partnership at a deemed selling price of $30,700,000. The Partnership received cash proceeds from this sale of approximately $1,612,000 (after closing costs and broker commissions, but before prorations of approximately $240,000). The Partnership has no liability for any representations, warranties or covenants in connection with the sale of its interest in Westdale Associates. The property was classified as held for sale as of April 1, 2000, and therefore, has not been subject to continued depreciation as of that date for financial reporting purposes. The Partnership expects to recognize a gain on sale of approximately $10,100,000 and $8,500,000 for financial reporting and Federal income tax purposes, respectively, in 2000.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At June 30, 2000, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,845,000. Such funds are available for distributions to partners (including venture partners), and working capital requirements. The Partnership and its consolidated venture had currently budgeted in 2000 approximately $500,000 for tenant improvements and other capital expenditures at Westdale Mall of which approximately $171,000 was incurred prior to the July 31, 2000 sale. The sources of capital (in addition to the cash and cash equivalents noted above) for such items and for both short-term and long-term future liquidity and distributions were expected to be through net cash generated by the Partnership's remaining investment property through its sale date and through the sale of such investment. The Partnership's venture's mortgage obligations were all non-recourse.

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     In April 1999, some of the Limited Partners received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at $100 per interest. The Special Committee advised the Limited Partners to accept this offer. Additionally, in June 2000 and June 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party unsolicited tender offers to purchase up to 2.0% and 4.78%, respectively, of the Interests in the Partnership at an amount of $50 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that, in the aggregate, 12.20% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     As discussed in the Notes, the Partnership sold its interest in the Westdale Mall on July 31, 2000. The Partnership received cash proceeds from this sale of approximately $1,612,000 (after closing costs and broker commissions).

     The Partnership Agreement provides that the General Partners, subject to certain limitations, shall receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% distribution to the General Partners discussed above is further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners have received an amount equal to 110% of their initial capital investment which was satisfied by the August 1993 cash distribution. Therefore, the proceeds from the sale of the Partnership's interest in the Property will be distributed first to the General Partners in an amount equal to 3% (approximately $920,000) of the deemed selling price of $30,700,000, and then the remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners.

     Due to the sale of the Partnership's interest in its last remaining investment property, the affairs of the Partnership are expected to be wound up as soon as practicable, which is currently expected to be no later than December 31, 2000, barring unforseen developments. However, there can be no assurance that this will occur.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding decrease in accounts payable is primarily due to the timing of the payments for certain operating expenses at the Westdale Mall.

     The decrease in interest, rents and other receivables at June 30, 2000 as compared to December 31, 1999 is primarily due to a refund and adjustment relating to the over-billing of real estate tax recoveries to a major tenant.

     The decrease in rental income for the three and six months ended
June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to a refund and adjustment relating to the over-billing of real estate tax recoveries to a major tenant. Additionally, the decrease is also due to a decrease in recoverable common area expenses due to such factors as an unusually mild winter in 2000 and higher janitorial costs in 1999 due to start-up contract costs in the second quarter of 1999.

     The increase in interest income for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to the timing of the receipt of certain receivables in 1999 and the timing of the payment of certain payables in 2000 resulting in a higher average cash balance during the first six months of 2000 as compared to the first six months of 1999 at Westdale Mall.

     The increase in depreciation for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is due to the commencement of continued depreciation at the Westdale Mall beginning July 1, 1999 as a result of the Partnership no longer classifying this property as held for sale or disposition until April 1, 2000.

     The decrease in property operating expenses for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to a decrease in common area expenses due to such factors as an unusually mild winter in 2000 and higher janitorial costs in 1999 due to start-up contract costs in the second quarter of 1999.

     The decrease in professional services for the six months ended
June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to consulting fees and legal fees incurred in 1999 related to marketing costs for the potential sale of the Westdale Mall.

     The decrease in general and administrative expense for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to marketing expenses in 1999 for the potential sale of the Westdale Mall.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 2000.

                                                     1999                                  2000
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a) . . .     89%        91%        91%        94%      93%      94%




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


                 JMB INCOME PROPERTIES, LTD. - VII

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: August 14, 2000