Form 10-Q
period 2000-09-30
JMB INCOME PROPERTIES LTD VII
filed 2000-11-14
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                             Commission File No. 0-9555




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

                        CONSOLIDATED BALANCE SHEETS

                 SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)


                                  ASSETS
                                  ------

                                          SEPTEMBER 30,      DECEMBER 31,
                                              2000              1999
                                          -------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .     $  6,374,557        6,815,891
  Interest, rents and other
    receivables. . . . . . . . . . . .           57,058          859,993
  Escrow deposits and restricted
    funds. . . . . . . . . . . . . . .            --             399,978
                                           ------------      -----------
          Total current assets . . . .        6,431,615        8,075,862
                                           ------------      -----------
Investment properties, at cost:
  Buildings and improvements . . . . .            --          42,587,581
                                           ------------      -----------

  Less accumulated depreciation. . . .            --          33,245,964
                                           ------------      -----------
          Total investment proper-
            ties, net of accumulated
            depreciation . . . . . . .            --           9,341,617

Deferred expenses  . . . . . . . . . .            --             808,567
Accrued rents receivable . . . . . . .            --             888,233
Venture partner's deficit in venture .            --             404,271
                                           ------------      -----------
                                           $  6,431,615       19,518,550
                                           ============      ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                  CONSOLIDATED BALANCE SHEETS - CONTINUED



           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                          SEPTEMBER 30,      DECEMBER 31,
                                              2000              1999
                                          ------------       -----------

Current liabilities:
  Current portion of long-term debt. .     $      --             494,921
  Accounts payable . . . . . . . . . .            6,712        1,607,586
  Accrued interest . . . . . . . . . .            --               1,434
  Accrued real estate taxes. . . . . .            --           1,418,382
                                           ------------      -----------
          Total current liabilities. .            6,712        3,522,323

Tenant security deposits . . . . . . .            --              56,397
Long-term debt, less current portion .            --          19,077,717
                                           ------------      -----------
Commitments and contingencies

          Total liabilities. . . . . .            6,712       22,656,437

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (loss) . .       10,889,485        2,157,003
    Cumulative cash distributions. . .       (9,348,583)      (9,321,696)
                                           ------------      -----------
                                              1,541,902       (7,163,693)
                                           ------------      -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .       54,676,276       54,676,276
    Cumulative net earnings (loss) . .       56,057,532       54,958,357
    Cumulative cash distributions. . .     (105,850,807)    (105,608,827)
                                           ------------      -----------
                                              4,883,001        4,025,806
                                           ------------      -----------
          Total partners' capital
            accounts (deficits). . . .        6,424,903       (3,137,887)
                                           ------------      -----------
                                           $  6,431,615       19,518,550
                                           ============      ===========

















       See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .    $   730,480      2,186,592      4,326,885      6,507,775
  Interest income. . . . . . . . . . . . . . . . .        106,859         51,649        287,428        170,191
                                                      -----------    -----------     ----------     ----------
                                                          837,339      2,238,241      4,614,313      6,677,966
                                                      -----------    -----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .        199,537        609,716      1,345,837      1,715,372
  Depreciation . . . . . . . . . . . . . . . . . .          --         5,054,565        461,188      5,054,565
  Property operating expenses. . . . . . . . . . .        386,197      1,219,381      2,584,651      3,651,113
  Professional services. . . . . . . . . . . . . .          1,500            140         45,310         78,469
  Amortization of deferred expenses. . . . . . . .         17,022         33,983         90,111        108,698
  General and administrative . . . . . . . . . . .         27,366         21,782         92,987        134,868
                                                      -----------     ----------     ----------     ----------
                                                          631,622      6,939,567      4,620,084     10,743,085
                                                      -----------     ----------     ----------     ----------
                                                          205,717     (4,701,326)        (5,771)    (4,065,119)
Venture partners' share of ventures' operations. .        (49,063)     1,671,553         37,193      1,416,183
                                                      -----------     ----------     ----------     ----------
          Earnings (loss) before gain on sale
            of interest in investment property . .        156,654     (3,029,773)        31,422     (2,648,936)

Gain on sale of interest in investment property. .      9,800,235          --         9,800,235          --
                                                      -----------     ----------     ----------     ----------
          Net earnings (loss). . . . . . . . . . .    $ 9,956,889     (3,029,773)     9,831,657     (2,648,936)
                                                      ===========     ==========     ==========     ==========




                                         JMB INCOME PROPERTIES, LTD. - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------

Net earnings (loss) per limited
  partnership interest:
    Earnings (loss) before gain on sale of
      interest in investment property. . . . . . .    $      2.49         (48.07)           .50         (42.03)
    Gain on sale of interest in
      investment property. . . . . . . . . . . . .          17.67          --             17.67          --
                                                      -----------     ----------     ----------     ----------
                                                      $     20.16         (48.07)         18.17         (42.03)
                                                      ===========     ==========     ==========     ==========

          Cash distributions per limited
            partnership interest . . . . . . . . .    $    --              --              4.00           4.00
                                                      ===========     ==========     ==========     ==========





















                           See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (UNAUDITED)

                                                  2000            1999
                                              -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .    $ 9,831,657      (2,648,936)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . .        461,188       5,054,565
    Amortization of deferred expenses. . .         90,111         108,698
    Amortization of discounts on
      long-term debt . . . . . . . . . . .        155,052         192,783
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . .        (37,193)     (1,416,183)
    Gain on sale of interest in
    investment property. . . . . . . . . .     (9,800,235)          --
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . . .        383,189          31,745
    Escrow deposits and restricted
      funds. . . . . . . . . . . . . . . .         33,846         (36,599)
    Accounts payable . . . . . . . . . . .       (859,407)        426,556
    Accrued interest . . . . . . . . . . .         10,629         (45,398)
    Accrued real estate taxes. . . . . . .        184,783        (199,303)
    Tenant security deposits . . . . . . .        (30,046)         (2,700)
                                              -----------     -----------
          Net cash provided by (used in)
            operating activities . . . . .        423,574       1,465,228
                                              -----------     -----------
Cash flows from investing activities:
  Additions to investment properties . . .       (150,683)       (243,385)
  Proceeds from sale of interest in
    investment property. . . . . . . . . .      1,638,396           --
  Payment of deferred expenses . . . . . .        (52,387)          --
                                              -----------     -----------
          Net cash provided by (used in)
            investing activities . . . . .      1,435,326        (243,385)
                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt . .       (463,728)       (545,578)
  Distributions to venture partners. . . .     (1,567,639)        (41,376)
  Distributions to limited partners. . . .       (241,980)       (242,000)
  Distributions to general partners. . . .        (26,887)        (26,889)
                                              -----------     -----------
          Net cash provided by (used in)
            financing activities . . . . .     (2,300,234)       (855,843)
                                              -----------     -----------
          Net increase (decrease) in
            cash and cash equivalents. . .       (441,334)        366,000
          Cash and cash equivalents,
            beginning of year. . . . . . .      6,815,891       5,611,560
                                              -----------     -----------
          Cash and cash equivalents,
            end of period. . . . . . . . .    $ 6,374,557       5,977,560
                                              ===========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . .    $ 1,204,451       1,592,922
                                              ===========     ===========

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                  2000            1999
                                              -----------     -----------
Activity due to sale of interest in
 investment property:
  Reduction of property held for
    disposition. . . . . . . . . . . . . .    $(9,031,112)          --
  Reduction of long-term debt. . . . . . .     19,263,962           --
  Reduction of net (assets) liabilities. .     (2,071,012)          --
                                              -----------     -----------
        Partnerships interest in
          investment property sold . . . .    $ 8,161,838           --
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

                        SEPTEMBER 30, 2000 AND 1999
                                (Unaudited)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. On June 30, 1999, the Partnership's plan for sale or disposal had not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999. However, as discussed below, in the second quarter of 2000, the Partnership began negotiations to sell its interest in the Westdale Mall to its venture partner. Therefore, the Partnership has reclassified the Westdale Mall as held for sale as of April 1, 2000 and had stopped recording depreciation as of that date. The results of operations, net of the venture partner's share for the Westdale Mall for the nine months ended September 30, 2000 and 1999 were ($68,169) and ($2,450,726), respectively.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 are as follows:

                                                              Unpaid at
                                                            September 30,
                                         2000      1999         2000
                                        ------    ------    -------------
Insurance commissions. . . . . . .      $  647       533         --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .       2,779      --           --
                                        ------     -----        -----
                                        $3,426       533         --
                                        ======     =====        =====

     WESTDALE MALL

     During 2000, the Westdale Mall continued to operate in a very competitive retail environment, which adversely affected its operations due to various circumstances. Econofoods, which occupied 48,400 square feet of space (approximately 7% of the total leaseable area) on the periphery of the site, started construction of a new, larger store across the street from Westdale Mall, and moved out upon expiration of its lease on July 21, 2000. The operator of the cinema at Westdale Mall opened a 12-screen multiplex cinema in a nearby development. Furthermore, Westdale Mall was subject to greater competition, particularly from a shopping center that opened approximately 20 miles from Westdale Mall.

     The Partnership began negotiations with its venture partner to sell its interest in the venture in the second quarter of 2000. On July 31, 2000, the Partnership sold its interest in the Westdale Mall to the venture partner for $2,000,000 in cash, subject to closing costs, broker commissions and prorations. This amount approximates the sales proceeds the Partnership would have received if the property had been sold for a price of approximately $30,900,000 and the existing debt of approximately $22,800,000 and a ground lease obligation of approximately $5,900,000 had been paid. Though nominally a 64.7% partner in Westdale Associates, preference levels under the partnership agreement provide that 100% of the net proceeds would have been distributed to the Partnership at a deemed selling price of $30,900,000. The Partnership received cash proceeds from this sale of approximately $1,638,000 (after closing costs and broker commissions, but before prorations of approximately $240,000). The Partnership has no liability for any representations, warranties or covenants in connection with the sale of its interest in Westdale Associates. The property was classified as held for sale as of April 1, 2000, and therefore, had not been subject to continued depreciation as of that date for financial reporting purposes. The Partnership recognized a gain on sale of approximately $9,800,000 for financial reporting purposes and expects to recognize a gain of approximately $8,500,000 for Federal income tax purposes in 2000.


ADJUSTMENTS

     During 2000, a reallocation of current and prior years gains on sales was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and the three and nine months ended September 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     At September 30, 2000, the Partnership had cash and cash equivalents of approximately $6,375,000. Such funds are available for distributions to partners and the working capital requirements of the Partnership. Due to the sale of the Partnership's interest in its last remaining investment property, the affairs of the Partnership are being wound up and the Partnership expects to make a final liquidating distribution in late November 2000, barring unforseen developments.

     The Partnership and its consolidated venture had budgeted in 2000 approximately $500,000 for tenant improvements and other capital expenditures at Westdale Mall of which approximately $199,000 was incurred prior to the July 31, 2000 sale.

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

     As discussed in the Notes, the Partnership sold its interest in the Westdale Mall on July 31, 2000. The Partnership received cash proceeds from this sale of approximately $1,638,000 (after closing costs and broker commissions).

     The Partnership Agreement provides that the General Partners, subject to certain limitations, shall receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% distribution to the General Partners discussed above is further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners have received an amount equal to 110% of their initial capital investment which was satisfied by the August 1993 cash distribution. Therefore, the proceeds from the sale of the Partnership's interest in the Property will be distributed first to the General Partners in an amount equal to 3% (approximately $930,000) of the deemed selling price of $30,900,000, and then the remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners.


RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Westdale Mall on July 31, 2000.

     The decrease in cash and cash equivalents is primarily due to the timing of the payments for certain operating expenses at the Westdale Mall.

The decrease in cash and cash equivalents is partially offset by net cash proceeds from the sale of the Partnership's interest in Westdale Mall.

     The decrease in rental income for the three and nine months ended September 30, 2000 as compared to the three and nine months ended
September 30, 1999 is primarily due to the sale of the Partnership's interest in the Westdale Mall and a refund and adjustment relating to the over-billing of real estate tax recoveries to a major tenant.

     The increase in interest income for the three and nine months ended September 30, 2000 as compared to the three and nine months ended
September 30, 1999 is primarily due to the timing of the receipt of certain receivables in 1999 and the timing of the payment of certain payables in 2000 resulting in a higher average cash balance during the first nine months of 2000 as compared to the first nine months of 1999 at Westdale Mall and is also partially due to the temporary investment of the sales proceeds from the July 31, 2000 sale of the Partnership's interest in the Westdale Mall.

     The decrease in depreciation for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 is due to the commencement of continued depreciation at the Westdale Mall beginning July 1, 1999 as a result of the Partnership no longer classifying this property as held for sale or disposition until April 1, 2000.

     The decrease in professional services for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to consulting fees and legal fees incurred in 1999 related to marketing costs for the potential sale of the Westdale Mall.

     The decrease in general and administrative expense for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to marketing expenses in 1999 for the potential sale of the Westdale Mall.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 2000.

                                                     1999                                  2000
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1.  Westdale Mall
      Cedar Rapids, Iowa (a) . . .     89%        91%        91%        94%      93%      94%      N/A


     An "N/A" indicates that the Partnership's interest in the property was sold and therefore, was not owned by the Partnership at the end of the quarter.

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

            10-A. Partnership Interest Purchase Agreement between JMB Income Properties, Ltd. - VII and Rouse-Westdale, LLC, a Maryland limited liability company dated July 31, 2000 is hereby incorporated herein by reference to the Partnership's Report for July 31, 2000, on Form 8-K (File No. 0-9555) dated August 11, 2000.

            27.    Financial Data Schedule

      --------------------

      (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                 The Partnership's report on Form 8-K (File No. 0-9555) for July 31, 2000 describing the sale of the Partnership's interest in the Westdale Mall was filed. This report was dated August 11, 2000 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - VII

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: November 10, 2000