Form 10-K405
period 2000-11-30
JMB INCOME PROPERTIES LTD VII
filed 2001-02-27
CIK 313019

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the period from
January 1, 2000 to
November 30, 2000                      Commission file number 0-9555


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

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . . . . 12

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . . 13

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosures . . . . . . . . . . . . . 30


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . . 30

Item 11.      Executive Compensation. . . . . . . . . . . . . 33

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . . 34

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . . 35


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . . 35


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 37

                                  PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties Ltd.-VII, (the "Partnership"), was a limited partnership formed in late 1978 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $60,500,000 in Limited Partnership Interests (the "Interests") commencing on January 18, 1980 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-65390). A total of 60,505 Interests were sold to the public at $1,000 per Interest. The offering closed on May 30, 1980. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, during 2000 the Partnership sold its interest in its remaining investment property, wound up its affairs and made a final liquidating distribution of $6,310,321 and terminated its operations and dissolved effective November 30, 2000.

     The Partnership made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                        DATE OF          SALE OR
    AND LOCATION                  SIZE       PURCHASE     DISPOSITION DATE           TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------        ---------------------
Two Penn Center Plaza
 office building
 Philadelphia,
 Pennsylvania . . . . .      502,000 sq. ft.  12-1-79          6-25-86               fee ownership of land and
                                 n.r.a.                                              improvements (through
                                                                                     joint venture partnership)

Huron Mall
 shopping center
 Huron, South Dakota. .      155,000 sq. ft.  5-1-80           1-21-88               fee ownership of improve-
                                 g.l.a.                                              ments and ground lease-
                                                                                     hold interest in land

One Woodfield Lake
 office building
 Schaumburg, Illinois .      204,000 sq. ft.  6-4-80          10-10-97               fee ownership of land and
                                 n.r.a.                                              improvements (through joint
                                                                                     venture partnership)

Westdale Mall
 shopping center
 Cedar Rapids, Iowa . .      733,000 sq. ft.  9-19-80          7-31-00               fee ownership of improve-
                                 g.l.a.                                              ments and ground lease-
                                                                                     hold interest in land
                                                                                     (through joint venture
                                                                                     partnership) (a)(b)

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
                                                                                     improvements




---------------

       (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership made this real property investment.

       (b) The Partnership's interest in the property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.


     Prior to the sale of the Partnership's interest in its remaining real property investment, such property was subject to competition from similar types of properties. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants. Approximate occupancy levels for the property are set forth in
Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its remaining property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On July 31, 2000, the Partnership sold its interest in the building, related improvements and personal property of the Westdale Mall shopping center in Cedar Rapids, Iowa. Reference is made to the Notes for a further description of such transaction.

     The Partnership had no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTY

     The Partnership owned through a joint venture partnership the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of the principal business carried on in and approximate occupancy levels by quarter during the fiscal year ended November 30, 2000 and the fiscal year 1999 for the Partnership's investment property owned during 2000:

                                                                1999                        2000
                                                      -------------------------   -------------------------
                                 Principal             At     At     At     At     At     At     At     At
                                 Business             3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 -------------        ----   ----   ----  -----   ----   ----  -----  -----
1. Westdale Mall
    Cedar Rapids, Iowa (a). .    Retail                89%    91%    91%    94%    93%    94%    N/A    N/A

----------

     An "N/A" indicates that the Partnership's interest in the property was sold and therefore, was not owned by the Partnership at the end of the quarter.

     (a)  The percentage represents physical occupancy which includes temporary tenants.


ITEM 3.  LEGAL PROCEEDINGS

     At the time of its liquidation, the Partnership was not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2000 and 1999.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 4,886 record holders of the 60,495 Interests of the Partnership. On November 30, 2000, the Partnership made a liquidating distribution to its General and Limited Partners and subsequently terminated its operations and dissolved effective November 30, 2000. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

              PERIOD ENDED NOVEMBER 30, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                             AND YEARS ENDED DECEMBER 31, 1999, 1998, 1997 AND 1996

                                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                                                 December 31,
                             November 30,   -------------------------------------------------------
                                 2000           1999          1998            1997          1996
                             ------------    ----------     ----------     ----------    ----------
Total income. . . . . . . . .$  4,680,440     8,847,247      8,124,028     11,605,543    11,913,468
                             ============    ==========     ==========     ==========    ==========
Net earnings (loss) before
 gain on sale or redemption
 of Partnership's interest
 in investment property . . . $    (83,160)  (2,495,095)       784,585      1,485,589      (452,971)
Gain on sale or redemption
 of Partnership's interest
 in investment property . . .   9,800,235         --             --         7,347,738         --
                             ------------    ----------     ----------     ----------    ----------
Net earnings (loss) . . . . .$  9,717,075    (2,495,095)       784,585      8,833,327      (452,971)
                             ============    ==========     ==========     ==========    ==========
Net earnings (loss)
 per limited partnership
 interest (b):
  Net earnings (loss)
   before gain on sale
   or redemption of
   Partnership's interest
   in investment property . .$      (1.32)       (39.59)         12.45          23.57         (7.19)
  Gain on sale or
   redemption of Part-
   nership's interest
   in investment property . .       17.64         --             --            103.02         --
                             ------------    ----------     ----------     ----------    ----------
Net earnings (loss) . . . . .$      16.32        (39.59)         12.45         126.59         (7.19)
                             ============    ==========     ==========     ==========    ==========
Total assets. . . . . . . . .$  6,310,321    19,518,550     23,377,301     28,519,189    34,058,072
Long-term debt (net
 of unamortized
 discounts) . . . . . . . . .$      --       19,077,717     19,577,238     20,016,456    32,736,988
Cash distributions
 per Interest (c)(d). . . . .$       4.00          8.00          67.00           8.00         10.00
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

       (d) This amount does not include the final liquidating cash distribution of $4,771,241 ($78.87 per Interest) to the Limited Partners and $1,539,080 to the General Partners paid by the Partnership on November 30, 2000.




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

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, had established a Special Committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $100 to $129 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Additionally, in 1998, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3.29% of the Interests in the Partnership at an amount of $200 per Interest. The Partnership remained neutral and expressed no opinion with regard to acceptance of the offer. In April 1999, some of the Limited Partners received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at $100 per interest. The Special Committee advised the Limited Partners to accept this offer. Additionally, in June 2000 and June 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party unsolicited tender offers to purchase up to 2.0% and 4.78%, respectively, of the Interests in the Partnership at an amount of $50 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers expired. The Partnership was aware that, in the aggregate, 12.20% of the outstanding Interests were purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     As discussed in the Notes, the Partnership sold its interest in the Westdale Mall on July 31, 2000. The Partnership received cash proceeds from this sale of approximately $1,638,000 (after closing costs and broker commissions).

     The Partnership Agreement provided that the General Partners, subject to certain limitations, were to receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% distribution to the General Partners discussed above was further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners had received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners had received an amount equal to 110% of their initial capital investment which was satisfied by the August 1993 cash distribution. Therefore, the proceeds from the sale of the Partnership's interest in the Westdale Mall were distributed first to the General Partners in an amount equal to 3% (approximately $926,000) of the deemed selling price of approximately $30,860,000, and then the remaining proceeds (net after expenses) were distributed 85% to the Limited Partners and 15% to the General Partners.

     In May 2000, the Partnership made a cash distribution of cash generated from Partnership operations of $241,980 ($4.00 per Interest) to the Limited Partners and $26,887 to the General Partners. The Partnership made a final liquidating cash distribution of $4,771,241 ($78.87 per Interest) to the Limited Partners and $1,539,080 to the General Partners and wound up its affairs and dissolved effective November 30, 2000. This represents a distribution to the Limited Partners of $3,500,846 ($57.87 per Interest) of previously undistributed cash generated from operations and reserves and $1,270,395 ($21.00 per Interest) of previously undistributed sales proceeds and proceeds from the sale of the Partnership's interest in the Westdale Mall. Accordingly, the General Partners were entitled to a distribution of $388,982 of previously undistributed cash generated from operations and reserves and $1,150,098 of previously undistributed sales proceeds and proceeds from the sale of the Partnership's interest in the Westdale Mall. A portion of the sales distribution made to the General Partners ($925,932) was calculated as 3% of the deemed selling price of the Westdale Mall, as discussed above.

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

     The joint venture had intended to allocate the resources necessary for the manager of the mall to continue to attract new tenants, subject to working capital sources and reserves. The Gap, a retail store located in the mall, was provided with a tenant allowance of $370,440 in consideration for the renewal of its lease in 1997. The unaffiliated venture partner in the joint venture elected not to contribute its share of this tenant allowance. The Partnership, in order to retain this tenant, funded the tenant allowance during 1997 and 1998. The tenant allowance contribution of $370,440, plus 15% simple interest per annum, was added to the Partnership's preferred position from any future sales proceeds pursuant to the Westdale venture agreement.

     As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. As of June 30, 1999, the Partnership's plan for sale or disposal had not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999. However, as discussed below, in the second quarter of 2000, the Partnership began negotiations to sell its interest in the Westdale Mall to its venture partner. Therefore, the Partnership reclassified the Westdale Mall as held for sale as of April 1, 2000 and had stopped recording depreciation as of that date.

     The Partnership began negotiations with its venture partner to sell its interest in the venture in the second quarter of 2000. On July 31, 2000, the Partnership sold its interest in the Westdale Mall to the venture partner for $2,000,000 in cash, subject to closing costs, broker commissions and prorations. This amount approximates the sales proceeds the Partnership would have received if the property had been sold for a price of approximately $30,900,000 and the existing debt of approximately $22,800,000 and a ground lease obligation of approximately $5,900,000 had been paid. Though nominally a 64.7% partner in Westdale Associates, preference levels under the partnership agreement provided that 100% of the net proceeds would have been distributed to the Partnership at a deemed selling price of $30,900,000. The Partnership received cash proceeds from this sale of approximately $1,638,000 (after closing costs and broker commissions, but before prorations of approximately $240,000). The Partnership had no liability for any representations, warranties or covenants in connection with the sale of its interest in Westdale Associates. The property was classified as held for sale as of April 1, 2000, and therefore, had not been subject to continued depreciation as of that date for financial reporting purposes. The Partnership recognized a gain on sale of approximately $9,800,000 for financial reporting purposes and a gain on sale of approximately $8,447,000 for Federal income tax purposes in 2000.


RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise described below are primarily the result of the sale of the Partnership's interest in the Westdale Mall on July 31, 2000.

     The decrease in rental income for the period ended November 30, 2000 as compared to the year ended December 31, 1999 is primarily due to the sale of the Partnership's interest in the Westdale Mall and a refund and adjustment relating to the over-billing of real estate tax recoveries to a major tenant. The increase in rental income for the year ended
December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to increases in income related to recoverable expenses as a result of an increase in property operating expenses in 1999 and is also due to higher occupancy in 1999, partially offset by a decrease in percentage rents due to certain tenants not having sales in excess of their breakpoints at the Westdale Mall.

     The increase in interest income for the period ended November 30, 2000 as compared to the year ended December 31, 1999 is primarily due to the timing of the receipt of certain receivables in 1999 and the timing of the payment of certain payables in 2000 resulting in a higher average cash balance during 2000 as compared to 1999 at the Westdale Mall and is also partially due to the temporary investment of the sales proceeds from the July 31, 2000 sale of the Partnership's interest in the Westdale Mall. The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to the retention and investment, until late February 1998, of proceeds from the redemption of One Woodfield Lake.

     The decrease in depreciation for the period ended November 30, 2000 as compared to the year ended December 31, 1999 is due to the commencement of continued depreciation at the Westdale Mall beginning July 1, 1999 as a result of the Partnership no longer classifying this property as held for sale or disposition. During the second quarter 2000, the Partnership began negotiations to sell its interest in the Westdale Mall and therefore the Partnership reclassified the Westdale Mall as held for sale or disposition as of April 1, 2000 and stopped recording depreciation as of that date.
The increase in depreciation for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is due to an adjustment and commencement of continued depreciation at the Westdale Mall as a result of the Partnership no longer classifying this property as held for sale or disposition.

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

     The increase in professional services for the period ended
November 30, 2000 as compared to the year ended December 31, 1999 is primarily due to accounting fees relating to the liquidation of the Partnership in 2000 partially offset by consulting fees and legal fees incurred in 1999 related to marketing costs for the potential sale of the Westdale Mall.

     The increase in general and administrative expense for the period ended November 30, 2000 as compared to the year ended December 31, 1999 is primarily due to the increase in certain costs related to the liquidation of the Partnership in 2000. The increase in general and administrative expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to marketing expenses in 1999 for the potential sale of the Westdale Mall.

    The decrease in venture partners' share of ventures' operations for the period ended November 30, 2000 as compared to the year ended December 31, 1999 and the increase in venture partners' share of ventures' operations for the year ended December 31, 1999 as compared to the year ended
December 31, 1998 are primarily due to an adjustment and commencement of continued depreciation at the Westdale Mall as of July 1, 1999 as a result of the Partnership no longer classifying this property as held for sale or disposition.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective
November 30, 2000.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 2000. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, November 30, 2000
  (Immediately prior to final liquidating distribution) and December 31, 1999

Consolidated Statements of Operations, period ended November 30, 2000
  (Immediately prior to final liquidating distribution) and the years ended December 31, 1999 and 1998

Consolidated Statements of Partners' Capital Accounts (Deficits), period ended November 30, 2000 (Immediately prior to final liquidating distribution) and the years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows, period ended November 30, 2000
  (Immediately prior to final liquidating distribution) and the years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - VII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - VII (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VII and consolidated venture at November 30, 2000 (immediately prior to final liquidating distribution) and December 31, 1999, and the results of their operations and their cash flows for the eleven month period ended November 30, 2000 (immediately prior to final liquidating distribution) and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.








                                              KPMG LLP


Chicago, Illinois
February 6, 2001


                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS

                     NOVEMBER 30, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                              AND DECEMBER 31, 1999

                                                     ASSETS
                                                     ------
                                                                            November 30,     December 31,
                                                                               2000              1999
                                                                            ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  6,310,321        6,815,891
  Interest, rents and other receivables . . . . . . . . . . . . . . . .            --             859,993
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .            --             399,978
                                                                            ------------      -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        6,310,321        8,075,862
                                                                            ------------      -----------
Investment property, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .            --          42,587,581
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .            --          33,245,964
                                                                            ------------      -----------
    Total investment property, net of
      accumulated depreciation. . . . . . . . . . . . . . . . . . . . .            --           9,341,617

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             808,567
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .            --             888,233
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .            --             404,271
                                                                            ------------      -----------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,310,321       19,518,550
                                                                            ============      ===========





                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

                                                                            November 30,     December 31,
                                                                               2000              1999
                                                                            ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $      --             494,921
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            --           1,607,586
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            --               1,434
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .            --           1,418,382
                                                                            ------------      -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . .            --           3,522,323

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            --              56,397
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .            --          19,077,717
                                                                            ------------      -----------
Commitments and contingencies

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            --          22,656,437

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       10,886,663        2,157,003
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (9,348,583)      (9,321,696)
                                                                            ------------      -----------
                                                                               1,539,080       (7,163,693)
                                                                            ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       54,676,276       54,676,276
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       55,945,772       54,958,357
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (105,850,807)    (105,608,827)
                                                                            ------------      -----------
                                                                               4,771,241        4,025,806
                                                                            ------------      -----------
              Total partners' capital accounts (deficits) . . . . . . .        6,310,321       (3,137,887)
                                                                            ------------      -----------
                                                                            $  6,310,321       19,518,550
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

                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
              PERIOD ENDED NOVEMBER 30, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                   AND YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    December 31,
                                                          November 30,     ------------------------------
                                                              2000             1999              1998
                                                          ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .     $  4,330,219        8,560,470         7,772,325
  Interest income . . . . . . . . . . . . . . . . . .          350,221          286,777           351,703
                                                          ------------     ------------      ------------
                                                             4,680,440        8,847,247         8,124,028
                                                          ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .        1,345,837        2,374,269         2,474,849
  Depreciation. . . . . . . . . . . . . . . . . . . .          461,188        5,515,955             --
  Property operating expenses . . . . . . . . . . . .        2,584,651        4,371,760         4,055,000
  Professional services . . . . . . . . . . . . . . .          119,639          103,669            95,735
  Amortization of deferred expenses . . . . . . . . .           90,111          150,453           147,600
  General and administrative. . . . . . . . . . . . .          199,367          163,340           153,203
                                                          ------------     ------------      ------------
                                                             4,800,793       12,679,446         6,926,387
                                                          ------------     ------------      ------------
                                                              (120,353)      (3,832,199)        1,197,641
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . .           37,193        1,337,104          (413,056)
                                                          ------------     ------------      ------------
       Net earnings (loss) before gain on
         sale of Partnership's interest in
         investment property. . . . . . . . . . . . .          (83,160)      (2,495,095)          784,585

Gain on sale of Partnership's interest in
  investment property . . . . . . . . . . . . . . . .        9,800,235            --                --
                                                          ------------     ------------      ------------
       Net earnings (loss). . . . . . . . . . . . . .     $  9,717,075       (2,495,095)          784,585
                                                          ============     ============      ============




                                        JMB INCOME PROPERTIES, LTD. - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                    December 31,
                                                          November 30,     ------------------------------
                                                              2000             1999              1998
                                                          ------------     ------------      ------------
       Net earnings (loss) per
        limited partnership interest:
          Net earnings (loss) before gain on
            sale of Partnership's interest in
            investment property . . . . . . . . . . .     $      (1.32)          (39.59)            12.45
          Gain on sale of Partnership's
            interest in investment property . . . . .            17.64            --                --
                                                          ------------     ------------      ------------
              Net earnings (loss) . . . . . . . . . .     $      16.32           (39.59)            12.45
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

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                 PERIOD ENDED NOVEMBER 30, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS,
                             NET                                      NET OF         NET
                CONTRI-    EARNINGS      CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ---------- -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1997 . . . . .  $1,000    2,225,424   (8,099,086)   (5,872,662)   54,676,276    56,600,446  (101,071,327) 10,205,395

Cash distri-
 butions
 ($67.00
 per limited
 partnership
 interest). . .    --          --      (1,168,832)   (1,168,832)        --            --       (4,053,500) (4,053,500)
Net earnings
 (loss) . . . .    --         31,383        --           31,383         --          753,202         --        753,202
                -------   ---------- ------------    ----------    ----------    ----------   -----------  ----------

Balance
 (deficit) at
 December 31,
 1998 . . . . .   1,000    2,256,807   (9,267,918)   (7,010,111)   54,676,276    57,353,648  (105,124,827)  6,905,097

Cash distri-
 butions
 ($8.00
 per limited
 partnership
 interest). . .    --          --         (53,778)      (53,778)        --            --         (484,000)   (484,000)
Net earnings
 (loss) . . . .    --        (99,804)       --          (99,804)        --       (2,395,291)        --     (2,395,291)
                -------   ---------- ------------    ----------    ----------    ----------   -----------  ----------





                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                    LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS,
                             NET                                      NET OF         NET
                CONTRI-    EARNINGS      CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ---------- -------------   -----------   -----------   ----------  ------------- -----------

Balance
 (deficit) at
 December 31,
 1999 . . . . .   1,000    2,157,003   (9,321,696)   (7,163,693)   54,676,276    54,958,357  (105,608,827)  4,025,806

Cash distri-
 butions
 ($4.00
 per limited
 partnership
 interest). . .    --          --         (26,887)      (26,887)        --            --         (241,980)   (241,980)
Net earnings
 (loss) . . . .    --      8,729,660        --        8,729,660         --          987,415         --        987,415
                -------   ---------- ------------    ----------    ----------    ----------   -----------  ----------

Balance
 (deficit) at
 November 30,
 2000 . . . . . $ 1,000   10,886,663   (9,348,583)    1,539,080    54,676,276    55,945,772  (105,850,807)  4,771,241
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

                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                 PERIOD ENDED NOVEMBER 30, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    December 31,
                                                          November 30,     ------------------------------
                                                              2000             1999              1998
                                                          ------------     ------------      ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .      $ 9,717,075       (2,495,095)          784,585
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .          461,188        5,515,955             --
    Amortization of deferred expenses . . . . . . . .           90,111          150,453           147,600
    Amortization of discounts on
      long-term debt. . . . . . . . . . . . . . . . .          155,052          258,261           297,477
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . .          (37,193)      (1,337,104)          413,056
    Gain on sale of Partnership's interest
      in investment property. . . . . . . . . . . . .       (9,800,235)           --                --
  Changes in:
    Interest, rents and other receivables . . . . . .          440,247           66,605           283,811
    Escrow deposits and restricted funds. . . . . . .           33,846          (31,075)         (229,863)
    Accounts payable. . . . . . . . . . . . . . . . .         (866,119)         590,835            50,804
    Accrued interest. . . . . . . . . . . . . . . . .           10,629          (56,561)         (170,593)
    Accrued real estate taxes . . . . . . . . . . . .          184,783          227,220           (31,014)
    Tenant security deposits. . . . . . . . . . . . .          (30,046)         (13,372)          (29,460)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .          359,338        2,876,122         1,516,403
                                                           -----------      -----------       -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . .         (150,683)         (93,061)         (154,593)
  Payment of deferred expenses. . . . . . . . . . . .          (52,387)        (141,524)          (58,495)
  Cash proceeds from sale of Partnership's
    interest in investment property,
    net of expenses . . . . . . . . . . . . . . . . .        1,638,396            --                --
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .        1,435,326         (234,585)         (213,088)
                                                           -----------      -----------       -----------





                                           JMB INCOME PROPERTIES, LTD. - VII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                    December 31,
                                                          November 30,     ------------------------------
                                                              2000             1999              1998
                                                          ------------     ------------      ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .         (463,728)        (702,078)         (687,261)
  Distributions to venture partners . . . . . . . . .       (1,567,639)        (197,350)         (547,150)
  Distributions to limited partners . . . . . . . . .         (241,980)        (484,000)       (4,053,500)
  Distributions to general partners . . . . . . . . .          (26,887)         (53,778)       (1,168,832)
                                                           -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .       (2,300,234)      (1,437,206)       (6,456,743)
                                                           -----------      -----------       -----------
          Net (decrease) increase in
            cash and cash equivalents . . . . . . . .         (505,570)       1,204,331        (5,153,428)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .        6,815,891        5,611,560        10,764,988
                                                           -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .      $ 6,310,321        6,815,891         5,611,560
                                                           ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . .      $ 1,204,451        2,116,008         2,347,965
                                                           ===========      ===========       ===========

Activity due to sale of interest in
 investment property:
  Reduction of property held for sale or
    disposition . . . . . . . . . . . . . . . . . . .      $(9,031,112)           --                --
  Reduction of long-term debt . . . . . . . . . . . .       19,263,962            --                --
  Reduction of net (assets) liabilities . . . . . . .       (2,071,011)           --                --
                                                           -----------      -----------       -----------
          Partnership's interest in
            investment property sold. . . . . . . . .      $ 8,161,839            --                --
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

                     JMB INCOME PROPERTIES, LTD. - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIOD ENDED NOVEMBER 30, 2000
           (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
              AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     During 2000, the Partnership held (through a joint venture) one real estate investment prior to its sale in July 2000. Business activities consisted of rentals to a variety of retail companies as well as the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Westdale Associates ("Westdale") through its sale date in July 2000. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the period ended November 30, 2000 (immediately prior to final liquidating distribution) and the year ended December 31, 1999 is summarized as follows:



                                              November 30, 2000                   December 31, 1999
                                                     -------------------------------------------------------------
                                                            TAX BASIS                           TAX BASIS
                                          GAAP BASIS       (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       ----------      ------------       ----------
Total assets. . . . . . . . . . . . .    $  6,310,321        6,310,321       19,518,550        10,695,938
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . . .       1,539,080        1,539,080       (7,163,693)       (2,463,349)
  Limited partners. . . . . . . . . .       4,771,241        4,771,241        4,025,806         6,717,179
Net earnings (loss):
  General partners. . . . . . . . . .       8,729,660        4,029,316          (99,804)            7,532
  Limited partners. . . . . . . . . .         987,415       (1,703,958)      (2,395,291)          180,780
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . . .           16.32           (28.17)          (39.59)             2.99
                                          ===========       ==========       ==========        ==========


     The net earnings (loss) per limited partnership interest was based upon the limited partnership interests outstanding at the end of each period. Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information had been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $4,821,281 at November 30, 2000 and December 31, 1999, respectively) as cash equivalents, which included investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Discounts provided on long-term mortgage notes were amortized over the terms of the related notes using the interest method.

     Deferred expenses consisted primarily of loan fees and lease commissions which were amortized over the terms stipulated in the related agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing other taxes or withholding from distributions paid to partners.

     The Partnership had acquired, either directly or through joint ventures, two office buildings, three shopping centers and an industrial warehouse as investments. All six properties were sold by the Partnership.

On July 31, 2000, the Partnership's interest in its remaining property, the Westdale Mall, was sold. The cost of the investment property represented the total cost to the Partnership and its ventures, plus miscellaneous acquisition costs.

     Depreciation on the properties was provided over the estimated useful lives of the various components as follows:

                                                               YEARS
                                                               -----
        Improvements--straight-line . . . . . . . . . . .       5-35
        Personal property--straight-line  . . . . . . . .       5-10
                                                                ====

     The investment property was pledged as security for the long-term debt, for which there was no recourse to the Partnership.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Westdale Mall investment property or its interest in the property. On June 30, 1999, the Partnership's plan for sale or disposal had not resulted in a sale or disposition. As a result, the Partnership made an adjustment to record the depreciation expense as of June 30, 1999 that would have been recognized had the Westdale Mall investment property not been considered to be "held for sale or disposition". Further, the Partnership began recording depreciation expense for the Westdale Mall investment property commencing July 1, 1999. However, as discussed below, in the second quarter of 2000, the Partnership began negotiations to sell its interest in the Westdale Mall to its venture partner. Therefore, the Partnership reclassified the Westdale Mall as held for sale as of April 1, 2000 and had stopped recording depreciation as of that date. The results of operations, net of venture partners' share, for the Westdale Mall were income (loss) of ($68,169) and $757,074, respectively, for the years ended December 31, 2000 and 1998.


VENTURE AGREEMENTS - GENERAL

     Prior to July 31, 2000, the Partnership was a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $9,850,000 (before legal and other acquisition costs and its share of operating deficits as discussed below).

     The Partnership acquired, through the above venture, one regional shopping mall. The joint venture partner (who was primarily responsible for constructing the property) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing to the extent such funds exceeded the aggregate costs, and was to retain such excesses. The venture property was being financed under a long-term debt arrangement as described below.

     There were certain risks associated with the Partnership's investment made through the joint venture including the possibility that the Partnership's joint venture partner in the investment might become unable or unwilling to fulfill its financial or other obligations, or that the joint venture partner may have had economic or business interests or goals that were inconsistent with those of the Partnership.

INVESTMENT PROPERTIES

     WESTDALE MALL

     The Partnership owned, through a joint venture partnership with the seller, an interest in Westdale Mall shopping center. The venture agreement provided that the first $1,267,500 of net cash receipts would be distributed 64.7% to the Partnership and 35.3% to the venture partner; all remaining annual net cash receipts were to be distributed 45.5% to the Partnership, 24.8% to the venture partner and 29.7% to the ground lessor as additional rent. The Partnership had a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture, after payment to the ground lessor of the amounts described below. As required by the venture agreement, any deficit from operations was to be funded 45.5% by the Partnership and 54.5% by the venture partner.

     Venture operating profits and losses were allocated 64.7% to the Partnership and 35.3% to the venture partner.

     Effective August 1, 1994, the venture partner transferred its interest in Westdale Mall to another company affiliated with the venture partner's parent company. During the third quarter of 1998, The Rouse Company or an affiliate thereof purchased a portion of an interest in the unaffiliated venture partner in the joint venture and was also assigned management of the property. The property was managed pursuant to an assignment of the previous agreement which provided for a management fee equal to a portion of the tenants' contributions toward operating costs plus the lesser of $120,000 per year or 3% of the minimum rent received from tenants.

     The Partnership began negotiations with its venture partner to sell its interest in the venture in the second quarter of 2000. On July 31, 2000, the Partnership sold its interest in the Westdale Mall to the venture partner for $2,000,000 in cash, subject to closing costs, broker commissions and prorations. This amount approximates the sales proceeds the Partnership would have received if the property had been sold for a price of approximately $30,900,000 and the existing debt of approximately $22,800,000 and a ground lease obligation of approximately $5,900,000 had been paid. Though nominally a 64.7% partner in Westdale Associates, preference levels under the partnership agreement provided that 100% of the net proceeds would have been distributed to the Partnership at a deemed selling price of $30,900,000. The Partnership received cash proceeds from this sale of approximately $1,638,000 (after closing costs and broker commissions, but before prorations of approximately $240,000). The Partnership had no liability for any representations, warranties or covenants in connection with the sale of its interest in Westdale Associates. The property was classified as held for sale as of April 1, 2000, and therefore, had not been subject to continued depreciation as of that date for financial reporting purposes. The Partnership recognized a gain on sale of approximately $9,800,000 for financial reporting purposes and $8,447,000 for Federal income tax purposes in 2000.

LONG-TERM DEBT

     Long-term debt consists of the following at November 30, 2000 and December 31, 1999:
                                         November 30,     December 31,
                                            2000              1999
                                         ------------     ------------
8-3/4% - 10-3/8% mortgage notes,
 originally due at various dates
 from March 1, 2010 to July 1, 2015,
 but assumed by the buyer at the
 sale of the Partnership's interest
 in the property in July of 2000;
 secured by a leasehold and shopping
 center in Cedar Rapids, Iowa;
 payable in monthly installments
 aggregating $234,841 (including
 interest). Balances net of
 $3,603,507 in 1999 of unamortized
 discounts based on imputed
 interest rates of 12%. . . . . . . . .  $     --          19,572,638
                                         -----------       ----------
     Total debt . . . . . . . . . . . .        --          19,572,638
     Less current portion
       of long-term debt. . . . . . . .        --             494,921
                                         -----------       ----------
     Total long-term debt . . . . . . .  $     --          19,077,717
                                         ===========       ==========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were to be allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provided that notwithstanding any allocation contained in the Agreement, if at any time profits were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners would be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment was to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners were not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flow" of the Partnership were allocated 90% to the Limited Partners and 10% to the General Partners.

     The Partnership Agreement provided that the General Partners would receive as a distribution from the sale of a real property by the Partnership an amount equal to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) would be distributed 85% to the Limited Partners and 15% to the General Partners.

However, the Limited Partners would receive 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, would equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the fourth fiscal quarter of 1980. Two-thirds of the 3% General Partner distribution discussed above was further subordinated to the Limited Partners receiving out of sales proceeds an amount equal to 110% of their initial capital investment in the Partnership. The Limited Partners had received cash distributions that satisfied the requirements in (i) and (ii) above. Also, the Limited Partners had received an amount equal to 110% of their initial capital investment with the August 1993 cash distribution. Therefore, pursuant to the distribution levels described above, the General Partners received $1,115,054 in early 1998 as a distribution from the redemption of the Partnership's interest in the One Woodfield Lake limited partnership, and $1,150,098 in November 2000 from the sale of the Partnership's interest in the Westdale Mall and remaining sale proceeds held from previous sales.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of November 30, 2000 and December 31, 1999 and 1998 were as follows:

                                                              Unpaid at
                                                             November 30,
                                    2000     1999     1998      2000
                                   ------   ------   ------  ------------
Insurance commissions . . . . .    $  647      533      533       --
Reimbursement (at cost) for
  other out-of-pocket expenses.     4,778     --       --         --
                                   ------   ------   ------     ------

                                   $5,425      533      533       --
                                   ======   ======   ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during the period ended November 30, 2000 and the fiscal year 1999.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of stock of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), and Carlyle Real Estate Limited Partner-ship-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnerships that are or were associate general partners in Carlyle-XIII, Carlyle-XIV, Carlyle-XV and the Partnership.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000 Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 2000, 1999 and 1998 cash distributions of $1,565,967, $53,778 and $1,168,832 were paid, respectively, to the General Partners.

     The General Partners were permitted to receive a distribution calculated at 3% of the deemed sale price of the Partnership's share of its Westdale Mall investment property. The amount the Partnership received for the sale of its interest in the Westdale Mall approximates the sales proceeds the Partnership would have received if the property would have been sold for such deemed sale price. In 2000, the General Partners received such a distribution of $925,932 from the proceeds from the sale of the Westdale Mall.

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership and its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and
Exhibit 21 hereto.

     The General Partners of the Partnership were permitted to be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2000, the General Partners were due reimbursement for such expenses in the amount of $4,778, all of which was paid as of November 30, 2000.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 2000 aggregating $647 in connection with the provision of liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation and winding up.

     (b) The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation and winding up:

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


     (1)  Included 99 Interests owned by JMB Realty Corporation, which was deemed to have sole voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning the ownership of the Managing General Partner.

     (c) There existed no arrangement, known to the Partnership, the operation of which may have resulted at a subsequent date in a change in control of the Partnership.



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

                   10-B. Partnership Interest Purchase Agreement between JMB Income Properties, Ltd. - VII and Rouse-Westdale, LLC, dated July 31, 2000 is hereby incorporated by reference to the Partnership's Report for August 11, 2000 on Form 8-K (File No. 0-9555).

                   21.   List of Subsidiaries.

                   24.   Powers of Attorney

                   ----------------

                   * Previously filed as Exhibits 3-A and 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9555) and hereby incorporated herein by reference.

         (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                   The Partnership's report on Form 8-K for November 30, 2000 (File No. 0-9555) describing the Partnership's change in fiscal year, final liquidating distribution and dissolution was filed. No financial statements were required to be filed therewith.


     No annual report for the fiscal year 2000 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - VII

                  By:     JMB Realty Corporation
                          Managing General Partner



                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   February 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   February 26, 2001

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   February 26, 2001

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   February 26, 2001



                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   February 26, 2001

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   February 26, 2001

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   February 26, 2001

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney



                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   February 26, 2001

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



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE    PAGE
                                                 -------------   ----

3-A.       The Prospectus of the Partnership
           dated January 18, 1980                      Yes

3-B.       Amended and Restated Agreement
           of Limited Partnership                      Yes

3-C.       Acknowledgement of rights and
           duties of the General Partners
           of the Partnership                          Yes

4-A.       Mortgage loan agreement
           relating to Westdale Mall                   Yes

10-A.      Acquisition documents
           related to the Westdale Mall                Yes

10-B.      Purchase documents related to
           the sale of the Partnership's
           interest in the Westdale Mall               Yes

21.        List of Subsidiaries                        No

24.        Powers of Attorney                          No